Form 10KSB
period 1995-04-30
MANAGEMENT TECHNOLOGIES INC
filed 1995-08-15
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB


          (Mark One)
                 [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES ACT OF 1934 (Fee required)
                      FOR THE FISCAL YEAR ENDED APRIL 30, 1995
                                         OR
           [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (No fee required)

          For the transition period
          from              to                        13-3029797
               ------------
                                                   (I.R.S. Employer
          ------------
            Commission file number                Identification No.)
                    0-17206
          MANAGEMENT TECHNOLOGIES, INC.
          -----------------------------

             (Name of small business
             issuer in its charter)
                    New York
          (State or other jurisdiction
               of incorporation or
                  organization)
                                  630 Third Avenue
                                 New York, New York
                                 ------------------

                      (Address of principal executive offices)
                                         1






                                     10017-6705
                                     ----------

                                     (Zip Code)

            Issuer's telephone number, including area code (212) 983 5620
                                                           --------------


          Securities registered pursuant to Section 12(b) of the Exchange
          Act:
            Title of each class                Name of each exchange on
                                  which registered

          Securities registered pursuant to Section 12(g) of the Exchange
          Act:
                       Common Stock, par value $.01 per share
                      ---------------------------------------

                                  (Title of Class)

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X    No
                                                  -----     -----

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
          amendment to this Form 10-KSB. [   ]
          State  issuer's  revenues  for  its  most  recent  fiscal  year:
          $18,687,000
          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: July 31, 1995: $13,493,225.
          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 31, 1995: 15,685,669
          Transitional Small Business Disclosure Format (check one):   Yes
                 No X
          -----     -

                                       PART I
          Item 1. Description of Business
               Business Development
          The Registrant (the ``Company'') was incorporated in the State of New York in 1980.
          Effective November 15, 1993, the Company acquired a 75% equity interest in New Paradigm Software Corporation (``NPSC''). Subsequently, the Company's equity interest was reduced to 61% and its voting rights to 17.5% at April 30, 1995 due to other equity issuances by NPSC. NPSC develops and markets a software product that allows different applications running on different hardware and software platforms to share data.
          On July 13, 1994, the Company acquired four companies from Winter Partners Holding A.G., Switzerland: Winter Partners Limited, a United Kingdom company with offices in London, England, Winter Partners, Inc., a United States company with offices in New York, New York, Winter Partners (Pte) Limited, a Singapore company with offices in Singapore and Winter Partners
          (HK) Limited, a Hong Kong company with offices in Hong Kong (collectively, the ``Winter Partners subsidiaries ''). Winter Partners, Inc., Winter Partners (PTE) Limited, and Winter Partners (HK) Limited, were subsequently renamed MTi Abraxsys Systems, Inc., MTi Abraxsys (Pte) Limited and MTi Abraxsys Systems (HK) Limited, respectively. The Winter Partners subsidiaries, as renamed, are referred to as the ``Abraxsys division''

          In addition, all shares issued and outstanding of Winter Partners Information Technology (UK) Limited, a dormant wholly owned subsidiary of Winter Partners Limited at the acquisition of the Winter Partners subsidiaries, were transferred from Winter Partners Limited to the Company. Winter Partners Information Technology (UK) Limited was subsequently renamed MTi Holdings (UK) Limited (``MTi Holdings'').
          Effective January 1, 1995, the Company and MTi Holdings acquired all the issued and outstanding shares in Digital Equipment Service Industries Solutions Company (``DESISCo'' subsequently renamed MTi Trading Systems Limited (``MTi Trading ''), from Digital Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd. MTi Trading is referred to as the ``OpenTrade division''.
          The Company's other wholly owned subsidiaries in the United Kingdom, New York, Massachusetts, Canada and Australia are currently inactive.
          The Company's principal executive offices are located at 630 Third Avenue, New York, New York 10017. The telephone number is
          (212) 983 5620. Unless the context otherwise requires, references to the Company include its subsidiaries. The NPSC affiliate is accounted for by the equity method of accounting. The Company develops, markets, licenses, installs, maintains and supports software products catering to the needs of international banks and financial institutions.

          The Company's principal products are Abraxsys, IBS-90 and the OpenTrade family of products. Abraxsys and IBS-90 are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 are installed at approximately 75 locations in over 30 countries. The OpenTrade family of products comprises OpenTrade and TradeWizard. OpenTrade is used by 50 customers supporting 6,000 trading positions. The Company also markets and licenses a line of integrated software packages for financial institutions known as ManTec through an agent, Global Financial Systems Limited (``GFS''). The Company no longer directly supports its ManTec product line. GFS provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.
               Business of the Registrant
          Product and Services:
          ---------------------

            IBS-90

          IBS-90 is a comprehensive suite of computer programs designed to support the back office activities of banks. The product provides transaction processing support for a bank's foreign exchange and money market business, including various off-balance sheet instruments such as Forward Rate Agreements, Interest Rate Swaps, and Repurchase Agreements; various lending activities including Commercial, Syndications, Participations and Mortgages; trade finance business, retail or Demand Deposit
                                         6





          Accounting business; funds transfer activities and general ledger and other accounting support.
          IBS-90 was  a fully  developed product  of  the Winter  Partners subsidiaries at the time of their acquisition by the Company. It was accounted for as acquired software technology and is being amortized over the estimated 10 year life of the product. The product offers multi-lingual support, multi-branch and multi-currency processing, right down to profit center level.
          In addition, the product offers some front office support to various functional areas in a bank, the most important of which is teller/cashier support.
          IBS-90 reflects some 20 years of an evolutionary development and previous versions have been marketed under the name of IBS (International Banking System), and ABS (Arbat Banking System). The product is written in the AIMS computer language, a derivative of the widely accepted BASIC language. The product will run on any model of Digital Equipment Corporation's VAX computer processors, running under the control of Digital's proprietary operating system VMS.
          IBS-90 was first marketed late in 1989, and to date has been licensed to approximately 50 banks.
          From the date of the Winter Partners acquisition through 30th April, 1995, the Company has entered in 7 new license agreements.
            Abraxsys

          Abraxsys is a complete redevelopment of IBS-90 and is now marketed as MTI's prime offering to banks to computerize bank's back offices. Abraxsys was a software product in development by the Winter Partners subsidiaries at the time of their acquisition by the Company. It had not reached the technological feasibility stage at the time of acquisition and was, therefore, treated as acquired research and development, and the associated costs were expensed during the year ended April 30, 1995.
          Abraxsys comprises essentially the same functions as IBS-90 but with many enhancements, particularly in the processing support offered to a banks trade finance department.
          However, the most significant difference between IBS-90 and Abraxsys is that Abraxsys is written in the industry standard 'C' language and runs on a variety of hardware platforms and operating systems, the most significant of which is UNIX. This means that Abraxsys can meet the market demand for so-called open systems, which is not true of IBS-90.
          Development of Abraxsys commenced in 1990 and to date over 100 man years of effort have been involved in the development.
          A treasury subset of the product was first announced in September 1993, and the full product availability was announced in October 1994. To date approximately 9 Abraxsys systems have been licensed, of which seven were signed in the year ended April 30, 1995.
            OpenTrade

          The OpenTrade Platform provides for the management, distribution and integration of information to a wide range of users in financial institutions. Predominantly used as an integration platform for applications requiring access to real-time financial information from a variety of sources, OpenTrade offers an open, application programming interface (API) that conforms to relevant industry standards. In addition, OpenTrade also supports Microsoft's Windows Open System Architecture Extensions for Real Time (WOSA/XRT) which is steadily becoming an industry standard for the integration of real-time information into Microsoft Windows based applications. The component based architecture of OpenTrade supports a wide range of application communication services including: real-time, transactional, messaging or query oriented, thus ensuring that information and applications of all types throughout an organization can be integrated in an effective manner.
          OpenTrade was a fully developed product of DESISCo at the time of its acquisition by the Company. It was accounted for as acquired software technology and is, therefore, being amortized over the estimated 10 year life of the product.
          Equally at home in a Local or Wide Area Network (LAN or WAN) OpenTrade offers users a high performance, fault tolerant platform for information and application integration. System Management features provide controls on access to and use of information resources and extensive real-time and paper-based reporting facilities enable managers to audit system, and data usage.
          Continuously developed since 1979, OpenTrade is currently in use at over 50 sites worldwide supporting some 6000 traders.
            TradeWizard
          Developed as a native 32-bit application on Microsoft's Windows NT and using object oriented technologies, Object Linking and Embedding (OLE), TradeWizard is an advanced application for the integration of information and applications at the user's desktop. Whether the information is real-time, supplied by the traditional information providers, is multimedia based and
          sourced  from  other   external  organizations,  or  is   in  a
          documentary format from within the organization itself, users can easily display and manipulate the information in support of effective business solution making.
          Designed to assist users in managing the information overload, TradeWizard is user configurable. Individual users can tailor the display to their specific job function and personal preferences. Able to display and manipulate information from a wide variety of sources, TradeWizard is an information integration workstation offering users access to real-time digital and video based data, TV and audio news services, video conferencing, fax and mail services.
          TradeWizzard was a software product in development by DESISCo at the time of its acquisition by the Company. It had not reached the technological feasibility stage at the time of acquisition and was, therefore, treated as acquired research and development, and the associated costs were expensed during the year ended April 30, 1995.
          First introduced early in 1995 TradeWizard is achieving widespread acceptance in the OpenTrade user community with some 500+ positions already installed.
          TradeWizard is written in C++ and is available on Microsoft Windows 95, Windows NT and all major UNIX operating system platforms.
            ManTec
          ManTec is a suite of computer programs designed to support the back office functions of banks. It addresses substantially the same areas of functions as IBS-90 Abraxsys. The major difference with ManTec is that it is designed to run exclusively on IBM and IBM-compatible mainframes. The popularity of mainframes in the Company's target markets has declined rapidly over the last few years.
          The Company decided in July 1994 following the acquisition of the IBS-90 and Abraxsys products, to discontinue directly selling and servicing the ManTec product line. This decision was based on the view that the market for 'open' systems such as Abraxsys was much larger and expanding versus the contracting market for mainframe systems.
          However, in recognition that a small market exists for the ManTec product it was decided to allow an agent, Global Financial Systems Ltd. (GFS) based in London, England to continue to sell the ManTec product line. The Company shares in any license fees GFS may generate through the ManTec line.
          In the fiscal year ended April 30, 1995, no new ManTec licenses were sold.
          The Company's revenues from transactions in which GFS acted as a distributor for the Company were $977,000 and $0 for fiscal 1994 and 1995, respectively.
          Markets
          -------

          The Company markets its products to the international banking area of domestic and foreign banks. In the United States, the Company believes there are approximately 850 banks engaged in international banking activities of sufficient size to require, at least some of the components of the Company's products. In Europe, the Middle East and the Far East, the Company believes there are in excess of 3,000 banking offices which form the primary market for the Company's software products.
          Data processing has become increasingly important to international banking activities. Management believes that the market potential for more sophisticated software systems has increased as a result of declining computer hardware prices, the high cost of staff and the increasing need to process transactions promptly so as to be able to adequately assess and control different types of risks. At the same time, management believes that it has become increasingly more difficult for users to internally develop the software necessary for their data processing requirements because of the substantial expense
                                         12





          and commitment of personnel and other resources necessary to design and maintain such software programs.
          Distribution Methods of the Products and Services
          -------------------------------------------------

          The Company has narrowed its focus to specific geographic areas in which relatively greater interest has been expressed in particular products (although there can be no assurance that such focus will translate into sales). The areas the Company is focusing upon include Western Europe, Eastern Europe, the Far East and North America.
          The Company primarily relies upon its own direct sales force to achieve sales. In certain niche markets, the Company has sales agents and/or support agents. Included among these are GFS for the ManTec product, COMAS in Korea for Abraxsys, Systex Corporation in Taiwan for Abraxsys and Idom for the support of IBS-90 in Hungary, the Czech Republic and the Slovak Republic. The Company expects to appoint a number of additional distributors for its OpenTrade and TradeWizzard products, primarily to increase sales penetration in certain countries in Western Europe.
          Sources of Revenue
          ------------------

            Software Licensing
          The Company generally licenses software products to its customers for use under non-exclusive, 5 to 25 year license agreements. Pursuant to the Company's standard form of license agreement, the customer pays a fixed license fee which varies depending on the number of users licensed to access the software, and acquires the non-transferable and non-exclusive right to use the software at a designated site. If the customer desires to use the software at multiple locations or to add further users additional license fees are required. The one-time license fees for the Company's application software packages currently range from $100,000 to $2,000,000 per site. The Company is dependent for license revenues upon sales of the IBS-90, Abraxsys, Open Trade, TradeWizard and ManTec product lines.
            Maintenance

          As part of the fixed license fee for the Company's software products, customers receive, a warranty period of typically 90 days after installation, during which period the Company provides free maintenance services. After that period, the Company offers maintenance services to its customers based upon an annual fee reflecting the service provided by the Company. Maintenance fee revenues are recognized on an incremental basis over the period of the contract. The Company warrants that its software will conform with documented specifications. To date, warranty expense has been minimal.
          The Company's maintenance agreements generally provide for the maintenance by MTI of MTI licensed software at a specified site for a period of one to three years. Under the maintenance agreements, MTI is required to correct or replace its licensed software and/or provide services necessary to remedy significant programming errors attributable to it. Fees for a single site maintenance agreements may range from approximately $30,000 to $400,000 annually, depending upon the number of licensed users. The Abraxsys division has 60 maintenance agreements in force. MTi Trading Systems has 75 Maintenance Agreements in force.
            Customer Services
          The company provides support services relating to the custom design and production of modifications to software products to meet the specific needs of a customer. In addition, the Company offers a full range of customer support services, including project planning and management, system installation, software implementation, user training/education, technical support and documentation and on-site engineering. The Company charges customers for these services with the exception of documentation. Customer services fees are recognized as revenue as work is performed and invoiced by the Company.
            Third Party Products
          The Company also derives revenues from selling other companies' products. Such arrangements include sales of both hardware and software.
          a)   Hardware
               --------

          The Company acts as an Agent for Digital Equipment Corporation and on some IBS-90, Abraxsys and OpenTrade deals will sell computer equipment as an Agent to the end user. In the year ended April 30, 1995, the company recognized $167,000 of revenues for sales of hardware, associated with sales of IBS-90. The Company is also a Sun Authorized Reseller, representing Sun Microsystems. In addition the Company is also an Authorized Reseller for IBM. In the period under review, the Company recognized no revenue in respect of its Agreements with Sun and IBM.
          b)   Software Products:
               -----------------

               i) Monarque: the Company represents Treasury Management Systems, Inc. (``TMS'') in the sales of TMS' Monarque product. Monarque is complementary to IBS-90 and Abraxsys, supporting front-end dealing functions within a bank's treasury operation. In the year ended April 30, 1995, the Company recognized $20,000 net revenue from its arrangement with TMS.
               ii) Synergy: MTi Trading Systems is an Authorized Reseller for Synergy's range of technical analysis and charting products. These products complement the TradeWizard information integration workstation by providing specialist tools for the analysis and manipulation of real-time information. Since inception (1992) some 1600 licenses have been sold by MTi Trading Systems.
               iii) Applix: MTi Trading Systems is an authorized Reseller for the Applix spreadsheet. The Applix spreadsheet is fast becoming the de facto standard for arithmetic modeling and "what-if" analysis in UNIX based trading rooms and the financial sector as a whole. Since inception, January 1995, 65 licenses have been sold.
          Competition
          -----------

          The financial institutions software industry is highly competitive. The Company believes that the principal factors affecting the marketing of software packages are product availability, advanced technology, comprehensiveness of product applications, flexibility, ease-of-use to meet customer needs, software enhancements, maintenance, customer support, training, documentation, efficient use of computer hardware and customer references. Price is a primary consideration to penetrate certain market segments, particularly smaller banks where automation may be postponed if its cost is deemed prohibitive. The Company encounters its primary competition from other software vendors.
          The Company competes with many companies which have greater financial resources, more technical personnel and more extensive service capabilities than the Company. The market is highly fragmented; however, the Company views MISYS, Internet Systems Corp. ("Internet") IBIS, Reuters and Micrognosis as its principal industry competitors. The Company is also subject to substantial competition from potential customers with existing comprehensive applications software packages for international banking insofar as such companies might elect to modify rather than replace existing systems. The Company's ability to compete successfully requires that it continues to develop and maintain
                                         17





          the necessary technical proficiency for easy assimilation of future technological advances, that it continue to offer marketable and reliable applications software programs which satisfy the information management and competitive requirements of banks and financial institutions, and that it provide sufficient customer support and related services, as to any of which there can be no assurance.
          Dependence on few major Customers
          ---------------------------------

          Digital Equipment Corporation owns several subsidiaries which act as prime contractors to many of the Company's end customers. The Company has no customers which in fiscal year ended April 30, 1995 contributed 10% or more of the Company's revenues. The Company does not consider that it is dependent on any one customer for its future business success.
          During fiscal 1994, O.K.H.B., Depravna Bank, Banca Nazionale Del Lavoro, Algemene Bank Nederland accounted for 32%, 11%, 15% and 11%, of the Company's revenues, respectively, representing an aggregate of 69% of such revenues.
          Foreign Operations
          ------------------

          In the year ended April 30, 1995, the Company acquired operating subsidiaries in the United Kingdom, in Singapore and in Hong Kong. The Company had no material foreign operations in fiscal 1994.
          Subsidiaries outside the United States account for 86% of the Company's revenues in the year ended April 30, 1995.

                                         18





          Included in North America revenues for the years ended April 30, 1995 and 1994 were export revenues of $140,000 and $206,000, respectively.
          Research and Development
          ------------------------

          The Company continues to be engaged in computer software development and improvements of its existing software products. The development of applications software packages for banks and financial institutions is a continuous process. Technological advances in computer hardware, systems software, industry deregulation and other regulatory changes affecting banking institutions require software modifications and result in more complex and comprehensive processing needs. In the event the Company fails to continue to update its product line, the Company's products may become obsolete. The Company believes that its principal products remain competitive. However, the Company is continuing to engage in research and development activities, principally, in the "open systems" area.
          Accordingly, the Company is committed to retaining and developing competitive product lines.
          The Company does not have any material contracts relating to third-party research and development.
          Approximately 45% of the Company's staff, or some 90 people, are engaged in developing products. Of these, nearly 50 are engaged in developing OpenTrade and TradeWizard, which is essentially funded by the Company. Some 25 people are engaged in developing Abraxsys, again funded by the Company. Some 15 people at any
                                         19





          one time are engaged in developing enhancements to Abraxsys and IBS-90, which are specifically ordered and funded by particular customers. In the year ended April 30, 1995, research and development expenses amounted to approximately $5,847,000. There was no such cost in the year ended April 30, 1994. Employees
          ---------

          As of April 30, 1995 the Company had 195 salaried employees, as compared with 27 employees as of April 30, 1994. The Company increased its staff during the year ended April 30, 1995 as a result of the acquisitions of the Winter Partners subsidiaries and of the DESISCo subsidiary. The Company's employees are not represented by any union or other collective bargaining unit. The Company believes that it has a satisfactory relationship with its employees.
          Trademarks, Copyrights and Licenses
          -----------------------------------

          The Company does not own any patents, registered trademarks or service marks or registered copyrights. The Company believes that rapid technological advances in the computer software industry make it impractical for the Company to obtain patent protection and that it must rely principally upon innovative software engineering skills and contractual safeguards. The Company seeks to protect its proprietary software products through restrictions in its license agreements which prohibit resale, transfer, disclosure or reproduction of the software, except for archival purposes or to provide back-up copies, and which restrict the customer's use to designated sites. The Company's software cannot be modified without the source code, which the Company keeps secure. The Company also requires employees to enter into non-disclosure agreements prior to joining the Company. To date, the Company has not been required to enforce the contractual safeguards relating to the use of its software. The Company also retains exclusive ownership rights to all software it develops. Pursuant to the indemnification provisions of its license agreements, the Company agrees to indemnify customers from losses resulting from any third-party claims that the Company's software infringes upon proprietary rights of such third-party. The amount of such indemnification is generally limited to the amount of the license fee paid by such customer. To date, there have been no such claims.
          General
          -------

          The Company exited the year ended April 30, 1995 with a backlog of orders in excess of $5,000,000, together with signed maintenance contracts worth nearly $6,000,000 in revenues for fiscal 1996. Its business is not seasonal, nor does the Company do any business with the United States nor any other Government.

          Item 2.   Description of Properties
          The Company's principal executive offices are located at its 630 Third Avenue site in New York City. The Company leases approximately 6,200 square feet of office space from a non-affiliate company. The annual base rent is $191,075. The lease expires on May 31, 2001.
          In addition, the Company sublets approximately 15,300 square feet of office space from a non-affiliated company at 335 Madison Avenue, New York, New York. The minimum annual base rental is $290,700 under a sublease expiring December 31, 1996. The Company's rent was abated during the first six months of the sublease, i.e., through August 1993, and the Company also received a $229,700 rebate from the sub lessor. In November of 1993, the Company entered into a lease modification agreement for an additional 15,300 square feet to office space for an additional $95,000 per annum. The Company, in turn, has subleased this space to NPSC, an affiliated company. These agreements are subject to approval from superior landlords, which has not been granted. In November of 1994, the Company subleased its original 15,300 square feet space at 335 Madison Avenue to NPSC and Financial Performance Corp. (``PC''). The Company does not occupy any of the space at Madison Avenue and is finalizing the settlement agreement with MCI. The Company and MCI have agreed, subject to the execution of a settlement agreement, that the Company's obligations to MCI will be satisfied in full by the payment of the sum of $300,000, of which approximately $100,000 is posted security, and the balance of $200,000 is to be payable over a six month period.
          Pursuant to a certain agreement with Midland Associates, the Company provides two offices free of charge to FPC, currently at its Madison Avenue site. FPC has agreed that if it does not accept two rent free offices at the Company's Third Avenue site, that the Company will no longer be obligated to provide said offices rent free.
          In July 1992 the Company entered into a ten-year lease for space to be used as its London sales office. Annual rent under the lease is 25,400 British pounds or approximately $38,000. Possession of this space returned to the landlord in the Fall of 1994.
          By lease dated September 9, 1987, Winter Partners Limited leased office space from a non-affiliated company at the Hop Exchange, 24a Southwark Street, London, England. Annual rent is 216,450 British pounds or approximately $347,000. The lease expires December 1997.
          By lease dated August 30, 1994, Winter Partners Pte Ltd leased office space from a non-affiliate company for a minimum annual consideration of 240,900 Singapore dollars or approximately $169,000. The lease expires August 31, 1997.
          By License Agreement (the ``License'') dated December 22, 1994, MTi Holdings leased office space at Harefield Place, Uxbridge, West London, England for an annual consideration of 449,040

          British pounds, or approximately $719,000. The lease expires on December 31, 1996.

          Item 3.   Legal Proceedings
          1.   Matter involving Barrington Fludgate v. MTI
          Barrington J. Fludgate ("Fludgate"), a former Officer and Director of the Company, commenced an action in the U.S. District Court for the Southern District of New York against the Company, claiming the Company violated certain ERISA laws, in addition to damages claimed by Mr. Fludgate as a result of breach of his Employment Contract with MTI. The Company moved to dismiss the action on jurisdictional grounds and was successful in its motion to dismiss. Fludgate had claimed the sum of $1,900,000 in damages, in addition to other unspecific damages and legal fees.
          As a result of the dismissal by the Court, Fludgate cannot proceed in the District Court. On July 26, 1995, Fludgate commenced an action in the New York State Supreme Court, New York County, claiming breach of contact in violation of New York State Labor Law. The action claims damages in the sum of $3,500,000 and additional unspecified damages. The Company has not as yet interposed an answer to the complaint, as the time to answer is August 15, 1995. The Company believes it has both technical and substantive meritorious defenses to the claim.
          2.   Claim of  Registration  Rights  for  Unit  Holders  of  the
          Company
          The Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share, on a pre-split basis, in 1993 and 1994. The Private Placement terms involved registration rights to the Unit Holders which further provided for the Company to use its best efforts to register the shares and the additional shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement for the underlying shares and was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. A number of Unit Holders have made claims against the Company, alleging that the Company agreed to afford Unit Holders options to purchase shares of Common Stock at a below market price as a form of compensation to Unit Holders for losses occurring as a result of the Company's not proceeding with the Registration of their shares.
          The Company informed Unit Holders that it would commence action to prepare and file a new form of registration of their shares; however, to-date, the Company has not filed or prepared to file a Registration Statement, and a number of Unit Holders have claimed damages. The Company is in the process of preparing and proposing a plan to Unit Holders so as to avoid legal action by Unit Holders against the Company.
          3.   Claim of Sharon F. Merrill (`Merrill'')
          Merrill, a stockholder in the Company, received 250,000 shares of restricted stock as a result of the acquisition of the shares of MTi Merken, Inc. in 1992. In that regard, the Company agreed to use its best efforts to register Ms. Merrill's shares within 180 days from the acquisition date. A claim has been made that the Company has not used its best efforts and that Ms. Merrill has sustained losses as a result of a decline in the price of the stock of the Company and, resultantly, Ms. Merrill has claimed a loss of $450,000. The Company's position is that it has used its best efforts with respect to the registration of the shares owned by Ms. Merrill and that it is not liable for any losses claimed by Ms. Merrill.

          The Company is not a party to any other material litigation.

          Item 4.   Submission of Matters to a Vote of Security Holders
                    None.

          Item 5. Market For Registrant's Common Equity and Related Stockholder Matters
          The Company's Common Stock are traded in the over-the-counter market under the National Association of Securities Dealers Automated Quotation System (``NASDAQ'') symbols MTCI. The Company's Class ``A'' Warrants and Class ``C'' Warrants expired on January 31, 1994. The Class ``A''Warrants were traded in the over the counter market under the NASDAQ symbol MTCW. The Company's Class ``C'' Warrants and other warrants are not publicly traded. Class ``C'' Warrants and other warrants are described in Item 7, Note 15.
          On April 28, 1995, the Company's shareholders resolved to reverse split the Company's issued and outstanding common stock on a one for seven basis. The reverse split took effect on May 15, 1995.
          The following sets forth the high and low closing bid prices for Common Stock and Class ``A'' Warrants for the periods indicated as reported by NASDAQ, adjusted to give effect to the May 15,
          1995 reverse split. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                          Class        Class
                        A Warrants   A Warrants  Common       Common
                                                 stock        stock

                           High         Low          High         Low
                           ($)          ($)          ($)          ($)

          May   1-Jul    3 15/16       1 3/4        12 1/4         7
          31, 1993
          Aug   1-Oct     6 9/16       1 5/16       16 5/8       5 1/4
          31, 1993
          Nov   1-Jan      7/16         7/32       11 13/16      6 1/8
          31, 1994
          Feb   1-Apr      n/a          n/a         8 5/16      3 15/16
          30, 1994
          May   1-Jul      n/a          n/a        3 15/16       5 1/4
          31, 1994
          Aug   1-Oct      n/a          n/a         4 3/8        3 9/32
          31, 1994
          Nov   1-Jan      n/a          n/a         4 3/8       1 31/32
          31, 1995
          Feb   1-Apr      n/a          n/a        2 13/32      1 31/32
          30, 1995
          On July 31, 1995 the closing bid prices of the Common Stock was $7/8.
          The approximate number of stockholders of record on July 27, 1995, was 403, and a substantial number of shares are held in ``street-name'' by approximately 3,000 individuals or entities.

          The Company has never paid any cash dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future.

          Item 6.   Management's Discussion and Analysis of and Results of
          Operations               Financial Condition
          Results of Operations
            General
          The Company's revenue consists of license fees from the Company's software products, which include agency commissions, maintenance fees and customer service fees.
          The Company recognizes revenue for licensing of its IBS-90 and Abraxsys products according to the standards set in Statement of
          Position 91-1   (`SOP-91-1''), and it  is therefore recognizing
          license fees as revenues upon delivery, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized. Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customer is shown as unbilled
          accounts receivable.    Revenues from  licensing the  OpenTrade
          product are recognized on the percentage of completion method of accounting as costs are incurred in conformity to the standard set out in Statement of Position 81-1 (`SOP 81-1'')
          The Company's IBS-90 licenses with its customers typically provide for payments to be made pursuant to specified schedules, certain of which payments are generally received prior to delivery to the customer. Such payments prior to delivery are not recognized by the Company as revenue, but are reflected as deferred income on the Company's Consolidated Balance Sheet. Maintenance fee revenues are recognized proportionately over the period of the contract; the unrecognizable portion is recorded as deferred income. There was deferred income of $3,548,000 as of April 30, 1995 and $309,000 as of April 30, 1994. There was no non-current deferred income as of April 30, 1995.
          Customer service fees are recognized as revenue as work is performed under the service arrangement.
          The Company's revenues and results of operations are subject to significant fluctuations, depending primarily on the number of software components delivered in any period. License fees range from $100,000 to $2,000,000 on a per-site basis. As is typical in the software industry, maintenance fees are a more stable source of revenue.
          Effective April 30, 1994, and in anticipation of the acquisition of the Winter Partners subsidiaries, the Company decided to write down all remaining capitalized software development costs of approximately $2,893,000 related to then existing products. The write down was taken to reflect the declining market place for mainframe based systems.
          Starting with the year ended April 30, 1995, costs of software products consist of the cost of third party products resold with the Company's products and the amortization of acquired software technology. Other costs of software products, such as the costs of duplicating products from product masters and physical packaging of the Company's software, are immaterial. In fiscal 1994, costs of software products consisted of the planned amortization of capitalized software. The costs of providing maintenance and customer service are allocated between maintenance and customer service fees in proportion to their respective revenues. Management believes that such allocations are reasonable.
          The Company has additionally undertaken substantial restructuring in connection with the Winter Partners and DESISCo acquisitions, including a reduction in personnel and associated costs. A provision for severance payments of $760,000 has been provided for in the year ended April 30, 1995. Effective November 15, 1993, the Company acquired 75% of NPSC in transactions resulting in an investment of approximately $1,000,000 in cash and other consideration for 1,650,000 shares of common stock and 200,000 warrants to purchase one share of common stock at $6.00 until September 28, 1998.
          NPSC is engaged in the development, marketing, licensing and support of Copernicus (TM), a software product that allows different applications that run on different hardware platforms to share data. As of April 30, 1995 the company maintained a 61% ownership of, and a 17.6% voting right in, NPSC and accounted for this ownership under equity accounting conventions. The Company has written down its investment in NPSC to zero, effective July 31, 1994 and has no further financial obligations to NPSC.

          The Company incurred a net loss of $12,687,000 in the year ended April 30, 1995. At April 30, 1995 the Company had a working capital deficiency of $9,006,000. The Company believes that there is continued interest in the existing products and products in process acquired with the Winter Partners and DESISCo acquisitions in the marketplace and that these acquisitions will ultimately enhance its software license and associated maintenance and service revenues, although no assurance can be given that this will be the case. Historical revenues of the Winter Partners subsidiaries were approximately $10,775,000 and $7,855,000 for the twelve months ended April 30, 1994 and 1993, respectively. Historical revenues of DESISCo were 13,228,000 pounds sterling and 14,412,000 pounds sterling, or approximately $20,807,644 and $21,769,326 for the years ended June 30, 1994 and 1993, respectively.
          The Company continues to seek other consulting relationships and business collaborations with third parties in order to enhance revenues. In particular, the Company is focusing marketing arrangements with hardware vendors and/or joint marketing arrangements with software vendors, whose products complement those of the Company. If revenues from operations do not prove to be sufficient to fund operations of the Company or to permit its continuance as a going concern, the Company will seek to obtain funds in the manner described under ``Liquidity and Capital Resources''below.
            Comparison of Fiscal Years

          During the fiscal years ended April 30, 1995 and 1994 the company's total revenues were $18,687,000 and $2,320,000, respectively. This increase in revenue is due to revenues from sales of software products, which increased to $11,901,000 in the year ended April 30, 1995 from $912,000 in fiscal 1994, increased maintenance and customer service fees, which increased to $4,556,000 and $2,230,000 in the year ended April 30, 1995 from $1,141,000 and $267,000 in the year ended April 30, 1994, respectively. The increases in revenues from software products, maintenance fees and customer service fees are largely due to the revenues from newly acquired Abraxsys and OpenTrade subsidiaries. During the year ended April 30, 1995, the Company decided to discontinue direct support of its ManTec product line. Revenues by category for the Abraxsys subsidiaries and the OpenTrade subsidiaries for the periods of July 13, 1994 (date of acquisition) to April 30, 1995 and from January 1st (date of acquisition) to April 30, 1995, respectively, are as follows:
                               Software  Maintenan  Customer
                               Products  ce         Service
                    Abraxsys   $8,163,0  $2,140,00  $2,166,00
                               00        0                  0
                    OpenTrade  $3,513,0  $1,794,00    $94,000
                               00        0
          The Company's license revenues are subject to significant fluctuations due to the relatively high cost of license fees, as a result of which one additional product site could significantly affect revenues. In addition, differing installation schedules for different components and systems, may result in revenues being recognized at different rates.
          Costs of software products, consisting of the amortization of previously capitalized software development expenses in fiscal 1994 and consisting of cost of third party products resold with the Company's products and amortization of acquired software technology in fiscal 1995, were $1,063,000 and $1,076,000 during the year ended April 30, 1995 and 1994, respectively. As a result of the different method of allocating costs to cost of software products, these costs are not comparable between the years ended April 30, 1994 and April 30, 1995.
          Costs of maintenance were $2,893,000 and $635,000 for fiscal years 1995 and 1994, respectively. The increase in cost of maintenance is a result of the addition of the Abraxsys, IBS-90, and OpenTrade products to the Company's offerings. The cost of maintenance of the OpenTrade product from January 1st to April 30, 1995 was approximately $1,142,000, while the cost of maintenance of the IBS-90 and Abraxsys products from July 13, 1994 to April 30, 1995 was approximately $1,295,000.
          Costs of customer service fees were $968,000 and $153,000 for the fiscal years 1995 and 1994, respectively. The increase in cost of customer service is a result of the addition of the Abraxsys, IBS-90, and OpenTrade products to the Company's offerings. The cost of customer services related to the OpenTrade product from January 1st to April 30, 1995 was approximately $60,000, while the cost of customer service related to the IBS-90 and Abraxsys products from July 13, 1994 to April 30, 1995 was approximately $902,000.
          The Company's selling, general and administrative expenses were $14,035,000 and $4,055,000 for fiscal years ended 1995 and 1994, respectively, or 75% and 175% of revenue, respectively. The increase is mainly due to the acquisition of new operating companies in the US, in the UK and in Singapore during the fiscal year.
          The Company recognized net losses of $12,687,000 and $8,050,000 in the years ended April 30, 1995 and 1994, respectively, or 68% and 350% of gross revenue. The increase in net loss in dollar terms is primarily due to an increase in share of loss in the NPSC affiliate to $1,112,000 from $403,000 in the years ended April 30, 1995 and April 30, 1994, respectively and by the write off of acquired research and development during the year ended April 30, 1995, in the amount of $8,740,000.
          The Company currently conducts substantially all of its business in United States dollars. As a result of the Winter Partners and DESISCo acquisitions, the Company conducts a part of its business in currencies other than the United States dollar, although a large part of the Company's business abroad is conducted in United States dollars. Revenue from subsidiaries outside the United States amount to 86% of the Company's revenue in the year ended April 30, 1995.

          The Company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.
            Liquidity and Capital Resources
          As of April 30, 1995, the Company had a working capital deficiency of $9,006,000.
          As of April 30, 1995, the Company owed D.H. Blair Investment Banking Corp.(``Blair Banking'') $323,117 plus interest on an 8% convertible subordinated notes. Subsequent to year end, this obligation was satisfied by conversion to equity.
          The increase in current assets to $8,909,000 at April 30, 1995 from $ 821,000 at April 30, 1994 reflect the inclusion of the Abraxsys and OpenTrade businesses as a result of the acquisitions consummated during the fiscal year. The Company's financial statements include an allowance for doubtful accounts of $961,000 to reflect the Company's uncertainty that it can collect certain accounts receivable. Although the Company does not anticipate that it will experience significant bad debts in the future, there can be no assurance that this will be the case. To the Company's knowledge, only one of its customers is experiencing financial difficulties.
          At April 30, 1995, the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $32,600,000, subject to Internal Revenue Service review, which are available to offset future federal taxable income, if any, through 2010 and are subject to annual limitations in use.

          In the  year  ended  April  30,  1995,  the  Company  issued  an aggregate of 10,569,028 shares of Common Stock and 4,010,000 Warrants to private investors for on aggregate consideration of $20,472,000.
          The Company believes that until such time as it may experience a substantially expanded cash flow from operations, it will be required to seek alternative sources of funds for working capital and to fund the continuation of its development and marketing efforts. The Company intends, to the extent required to provide working capital and to satisfy all outstanding debt, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a private placement agent or underwriter.
          The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to realize sufficient revenues from operations.

            Item 7. Financial Statements

                           MANAGEMENT TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES


                         Consolidated Financial Statements

                              April 30, 1995 and 1994



                    With Independent Auditors' Reports Thereon









                           MANAGEMENT TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES

                                 Table of Contents




          Independent Auditors' Reports

          Consolidated Balance Sheet

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

          KPMG  Peat Marwick LLP

          345 Park Avenue
          New York, NY 10154


               Independent Auditors' Report
               ----------------------------





          The Board of Directors and Stockholders
          Management Technologies, Inc.:


          We have audited the accompanying consolidated balance sheet of Management Technologies, Inc. and subsidiaries as of April 30, 1995 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Management Technologies, Inc. and subsidiaries at April 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and at April 30, 1995, has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

          Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          August 15, 1995     (Signed)    KPMG PEAT MARWICK LLP

          KPMG   Member firm of Klynveld Peat Marwick Goerdler

                                GOLDSTEIN AND MORRIS
                         CERTIFIED PUBLIC ACCOUNTANTS, P.C
                                  501 FIFTH AVENUE
                               NEW YORK,  N.Y. 10017

          ALBERT M. GOLDSTEIN
          EDWARD B. MORRIS                                  TELEPHONE
          (212) 682-3378
          ALAN J. GOLDBERGER                                FAX (212) 599-
          6438

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

          To the Board of Directors and Shareholders
          Management Technologies, Inc.
          New York,  New York


          We have audited the accompanying consolidated balance sheet of Management Technologies, Inc. and subsidiaries as at April 30, 1994 and 1993 and the consolidated statements of changes in shareholders' equity, operations and cash flows for the years ended April 30, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Management Technologies, Inc. and subsidiaries at April 30, 1994 and 1993 and the results of its operations and its cash flows for the years ended April 30, 1994 and 1993 in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred substantial losses from operations and as at April 30, 1994 has a working capital deficiency and a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


          New York,  New York       /s/ Goldstein & Morris
          July 26, 1994

                            MANAGEMENT TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES

                             Consolidated Balance Sheet

                                   April 30, 1995
                                     (in $'000)




          ASSETS
          Current assets:
               Cash                                                     833
               Accounts receivable; billed; net of allowance for 4,655 doubtful accounts of $473
                                               unbilled; net of       1,618
          allowance for doubtful accounts of $488
               Prepaid expenses and other current assets              1,803

               TOTAL CURRENT ASSETS                                   8,909

          Investment in affiliate                                         -
          Property and equipment, net of accumulated depreciation     1,810
          Intangible assets, less accumulated amortization           14,663
          Other assets                                                1,839

          TOTAL ASSETS                                               27,221



          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities
               Accounts payable                                       2,898
               Accrued expenses                                       4,545
               Taxes payable                                          2,053
               Note payable on acquisition                            3,607
               Deferred income                                        3,632
               Other current liabilities                              1,180

                    TOTAL CURRENT LIABILITIES                        17,915

          Non current note payable on acquisition                     1,766
          Other long term liabilities                                 1,521

                    TOTAL LIABILITIES                                21,202


          Stockholders' equity
              Common stock $.01 par value.  Authorized shares,          140
          200,000,000 issued shares 14,540,169
              Additional paid in capital                             42,472
              Accumulated deficit                                  (36,063)

              Foreign currency translation adjustment                 (530)

              Total stockholders' equity                              6,019


               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            27,221



                                    The accompanying notes are an
          integral part of these financial statements

                            MANAGEMENT TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES

                   Consolidated Statement of Stockholders' Equity

                             (in $000 except share data)




                                              Additi
                                               onal
                                Common  Stock  paid   Retai  Transl   Total
                                                in     ned    ation
                                stock   amoun capita  Earni  Adjust
                                          t      l     ngs     ment



          Balances at April  2,083,388     21  14,604 (15,326)         (701)
          30, 1993

          Issuance of common    20,911      0     218                   218
          stock for
          compensation and
          services

          Sale of common     1,108,316     11    4,554                 4,565
          shares

          Issuance of common    46,286      1     304                   305
          stock for
          cancellation of
          indebtedness

          Issuance of common   493,669      7   2,034                 2,041
          stock for
          cancellation of
          subordinated notes

          Issuance of common    35,714      0     625                   625
          stock for business
          acquisition

          Shares paid for and  182,857                                    0
          yet to be issued

          Net loss for the                            (8,050)         (8,050)
          year


          Balances at April   3,971,141     40  22,339 (23,376)     0  (997)
          30, 1994
                                         53






          Issuance of common
          stock for
          compensation and      84,236      1     285                   286
          services

          Issuance of common
          stock for
          cancellation of       549,05      5     739                   744
          subordinated notes         6

          Issuance of Common 9,935,736     94  19,109                19,203
          Stock

          Net loss for the                            (12,687)     (12,687)
          year

          Translation                                          (530)  (530)
          adjustment


          Balances at April 14,540,169  140  42,472 (36,063)    (530)  6,019
          30, 1995



           The accompanying notes are an integral part of these financial

                                         54





                                     statements


























                                         55































                                         56






                            MANAGEMENT TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES

                        Consolidated Statement of Operations

                         Years ended April 30, 1995 and 1994
                                     (in $'000)



                                                              1995     1994

          Revenues
               Software products                            11,901      912
               Maintenance Fees                              4,556    1,141
               Customer service fees                         2,230      267


               Total Revenues                               18,687    2,320


          Cost and expenses
               Cost of software products                     1,063    1,076
               Cost of maintenance                           2,893      635
               Costs of customer service                       968      153
               Selling, general and administrative          14,036    4,055
               Amortization of Goodwill                        409
                                         57





               Write down of program development costs                2,893
               Depreciation                                    571      333
                Restructuring charges                                   655
               Severance costs                                 760
               Acquired research and development             8,740


               Total costs and expenses                     29,440    9,800



          Loss from operations                            (10,753)  (7,480)


          Share of loss in affiliate                       (1,112)    (403)
          Interest expense                                   (822)    (167)

          Net loss                                        (12,687)   (8,050)




          Net loss per share outstanding                    (1.70)   (2.79)

          Weighted average number of common shares      7,445,421  2,886,777
          outstanding


                                         58





           The accompanying notes are an integral part of these financial statements

























                                         59






                            MANAGEMENT TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES
                        Consolidated Statement of Cash Flows
                     Twelve months ended April 30, 1995 and 1994
                                      (in $000)

                                                              1995     1994
          Cash flow from operating activities             (12,687   (8,050)
              Net income (loss)
                  Adjustments to reconcile net income
                  provided by (used in) operating
                      Write off of purchased research and    8,740
                      Write off investment in affiliate        647
                      Depreciation and amortization          1,183    1,409
                      Amortization of financing costs                   196
                      Write off of property, plan &            102
                      Provision for doubtful accounts          491
                      Accrued interest maturing with long               163
                      Write down of program development               2,893
                      Issuance of stock for compensation                243
                      Changes in assets and liabilities
                          (Increase) Decrease in accounts  (1,633)       99
                          (Increase) Decrease in unbilled  (1,614)
                          (Increase) Decrease in other       (729)      367
                          (Increase) Decrease in other          75        5
                          Increase (Decrease) in accounts    1,521    (199)
                          Increase (Decrease) in accrued     1,599
                          Increase (Decrease) in payroll     1,036    (103)
                          Increase (Decrease) in deferred  (2,902)    (694)
                          Increase (Decrease) in other       (495)
          Net cash provided by (used in) operating         (4,666)  (3,671)
          CashPflowstfrom investingractivities:f cash     (10,944
              Payment for DESISCo net of cash acquired     (5,931)
              Proceeds from sale (acquisition) of fixed        531     (49)
              Investment in affiliate                                 (647)
          Net cash provided (used in) from investing      (16,344     (696)
          CashProceedsofromnnotesgpayableties                3,033
              Repayment of notes payable                     (764)     (60)
              Reduction in bank overdraft                        0     (50)
              Proceeds from issuance of common stock        19,423    4,565
          Net cash provided in financing activities         21,692    4,455
          Effect of exchange rate on cash                     (39)
          INCREASE IN CASH AND CASH EQUIVALENTS                643       88
                                         60





          CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      190      102
          CASH AND CASH EQUIVALENTS -  END OF PERIOD           833      190


          Supplemental disclosure of cash flow
              Cash paid during the year for interest            53        4
          Non-cash financing activities
              Issuance of common stock for business              0      625
              Issuance of common stock in conversion of          0    2,041
              Issuance of common stock in conversion of        730
              Issuance of common stock for cancellation         66
              Capital lease obligations                        517
           The accompanying notes are an integral part of these financial

           (1)   Summary of Significant Accounting Policies
                 ------------------------------------------


                 Description of Business


                 The primary business  of  Management Technologies , Inc.
                 is   the    development,    installation,    marketing,
                 maintenance  and  support  of  an  integrated  line  of
                 standardized,   international,    banking   application
                 software packages.

                 Following, and as a result of the acquisitions noted below, the Company decided to discontinue directly selling and supporting its former product known as ManTec. The Company is organized into two operating divisions (Abraxsys Systems and Trading Systems) reflecting the Company's principal product lines.


                 Principles of Consolidation

                 The  consolidated  financial   statements  include  the
                 accounts  of   Management  Technologies,  Inc.  and  its
                 wholly-owned    subsidiaries .        All    significant
                 intercompany  balances   and  transactions   have  been
                 eliminated  in  consolidation.     The  results  of  the

                 Company include the operations of its subsidiaries that
                 were  acquired  during  the  course   of  the  year  as
                 follows:-

                       Winter Partners   from July 14, 1994.
                       companies
                       DESISCo           from January 1, 1995.

                 As used  hereafter,   ``Company'' refers  to  Management
                 Technologies Inc., and its consolidated subsidiaries unless otherwise stated.

                 Revenue Recognition

                 The Company accounts for revenue in conformity with Statements of Position (SOP) 91-1 and 81-1.

                 In accordance with SOP 91-1, revenue from IBS-90 and Abraxsys license fees are recognized on delivery to the customer, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized. Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

                 Customer service fees represent fees charged to customers for modifications of standard software to customer specifications or work charged on the basis of the time spent on the task as required by customers.
                 Such fees are billed to customers and revenue is recognized as the work is performed.

                 Revenues and profits on delivery of the OpenTrade product are recognized on the percentage-of-completion method of accounting as costs are incurred (cost to cost basis) in conformity with SOP 81-1. A prudent estimate is made of the profit attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty. If the estimate indicates a loss, the entire loss is accrued immediately. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

                 Maintenance fees are recognized proportionately over the term of the maintenance agreement. Maintenance fees that have yet to be recognized as income are recorded as deferred income.

                 Foreign currency translation

                 Foreign curr ency transactions and financial statements of foreign subsidiaries are translated into US dollars at prevailing or current rates respectively except for revenues, costs and expenses that are translated at average current rates during each reporting period.
                 Gains  and  losses  resulting   from  foreign  currency
                 transactions are included in income currently. Gains and losses resulting from the translation of financial statements are excluded from the statement of income and are credited or charged directly to a separate component of shareholders' equity.

                 Product research and development

                 Costs associated with product research, development and enhancement are recorded as follows:

                      Speculative technical research, usually incurred as input to discussions related to product planning are expensed until the point at which the product reaches technological feasibility. Subsequent costs incurred to the point where the product is available for general release to the customer are capitalized.

                      The costs of development specific to individual customers and not generally applicable to other customers are expensed.

                      Development costs applicable to core products, which are predominantly of a maintenance nature, are expensed as incurred. Such development is generally designed to insure that products are kept up to date with regulatory requirements, accounting policies and banking practices and do not result in new sellable products.

                 Research and development expense for the year ended April 30, 1995, amounted to $5,847 which is included in selling, general and administrative expenses. In addition, the Company had a one time charge of $8,740 of in-process research and development as a result of the acquisitions and as discussed in note 2. There were no such costs for the year ended April 30, 1994. No research and development costs were capitalized during the year ended April 30, 1995.

                 Property, plant and equipment

                 Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

                 Plant  and   equipment   under   capital   leases    are
                 depreciated straight line over the shorter of the lease term or estimated useful life of the assets.

                 Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:


                  Computer Equipment           two to five years
                       Furniture,   fixtures   four to five years
                  and fittings
                       Leasehold               over the minimum period of
                  improvements                 the lease
                       Motor vehicles          four years

                 Income Taxes

                 The Company conforms to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for

                 Income Taxes . Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit
                 carry-forwards.   Deferred tax  assets  and liabilities
                 are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recogn ized in income in the period that includes the enactment date.

                 Income (loss) per common share

                 Income (loss) per common share is calculated using the weighted average number of common shares outstanding for each period adjusted for incremental shares assumed issued for common stock equivalents using the treasury stock method, provided that the effect is not anti-dilutive.

                 Intangibles

                 The Company recorded the fair value of software technology acquired as a result of the purchase of Winter Partners and DESISCo. Software technology is amortized straight line over its estimated useful life of ten years. Amortization expense of acquired software technology is included as a component of cost of software product.

                 The Company has recorded as goodwill, the cost in excess of the fair value of net assets of companies
                 acquired  in  purchase   transactions.     Goodwill  is
                 amortized straight line over fifteen years.

                 The Company annually evaluates whether the goodwill is fully recoverable based on undiscounted projected net cash flows of the related businesses. In the event that the Company determines that unamortized balances of goodwill are not likely to be fully recovered, the Company will recognize the consequent impairment of the value of goodwill in its operating results.

          (2)    Acquisitions
                 ------------


                 The Winter Partners companies
                 -----------------------------

                 On July 14, 1994, the Company acquired Winter Partners Limited, Winter Partners, Inc, (subsequently renamed MTi Abraxsys Systems, Inc), Winter Partners Pte Limited (subsequently renamed MTi Abraxsys Systems Pte Limited), and Winter Partners (HK) Limited (subsequently renamed MTi Abraxsys Systems (HK) Limited) from Winter Partners Holding AG. The companies, hereafter referred to as the WP companies, formed the international banking software division of Winter Partners, a Zurich, Switzerland based company.

                 The Company paid a total of $ 12,800 for the WP companies. The Company financed the acquisition through a combination of cash from its own resources, short term borrowings and proceeds from new share issuances.

                 The transaction was accounted for as a purchase and on this basis resulted in a one-time charge of $7,000 for purchased research and development that was in process at the date of acquisition. The Company recognized $1,300 in acquired software technology in this transaction and recorded goodwill of $5,270 as the excess of the purchase price over the fair value of the net assets acquired.

                 In the twelve months ended April 30, 1994, the WP companies generated net revenues after the cost of products sold of $ 9,760 and income before interest, taxes and write-off of research and development, of $
                 450. The Company included in its results for the year ended April 30, 1995, the results of the Winter Partners companies for the period July 14, 1994,(date of acquisition) to April 30, 1995, inclusive. During that period the Winter Partners companies recorded revenues of approximately $ 12,500 and income before interest, taxes and the write-off of in-process research and development of approximately $1,460.

                 The Company has not yet registered the acquisition of Winter Partners Limited with, or paid the appropriate ad valorem duties to, the regulatory authorities in the United Kingdom. Accordingly, the official records in the UK continue to show the ownership of Winter Partners Limited as Winter Partners Holding AG, its former parent company. However, Winter Partners
                 Holding has no further claim against the Company, nor can it reclaim ownership of Winter Partners Limited.

                 Digital Equipment Service  Industries Solutions Company
                 -------------------------------------------------------

                 Limited
                 -------

                 Effective January 1, 1995, the Company acquired all the issued and outstanding shares of Digital Equipment
                 Service    Industries    Solutions    Company    Limited
                 (``DESISCo'') (subsequently renamed  MTi Trading  Systems
                 Limited)  from   Digital  Equipment   Co.  Limited   and
                 associated companies.

                 The purchase price for DESISCo, hereafter referred to as MTi Trading Systems, was $10,169. The Company financed the acquisition through a combination of short term borrowings, its own resources, new share issuances and deferred payment arrangements. The Company expects to meet payments due under the deferred payment arrangement through a combination of its own cash resources and proceeds from new share issuances.

                 The transac tion was accounted for as a purchase and on this basis resulted in a one-time charge of $1,740 for purchased research and development that was in process
                 at the  date of  acquisition.   The  Company recognized
                 $3,000  in   acquired  software   technology   in  this
                 transaction and recorded goodwill of $5,700 as the excess of the purchase price over the fair value of net assets acquired.

                 In the twelve months ended June 30, 1994, DESISCo reported net revenues after cost of product sold of $ 14,000 and losses before interest, taxes and charge for research and development, of $8,800. The Company included in its results for the year ended April 30, 1995, the results of MTi Trading Systems for the period January 1, 1995,(date of acquisition) to April 30, 1995, inclusive. During that period MTi Trading Systems recorded revenues of approximately $5,400 and income before interest, taxes and the charge for in-process research and development of approximately $185.

                 See also notes 7, 8 and 11.

          (3)    Liquidity
                 ---------


                 The  Company   has   suffered  recurring   losses   from
                 operations and at April 30, 1995, has a working capital deficiency of $ 9,006.

                 The Company  believes that  until such  time  as it  may
                 experience a substantially expanded cash flow from operations, it will be required to seek alternative sources of funds for working capital and to fund the continuation of its development and marketing efforts. The Company intends, to the extent required to provide
                                         73





                 working capital and to satisfy all outstanding debt, to continue to sell its securities directly to investors in private placements. It may, in the future, attempt to arrange an offering through a private placement agent or underwriter.

                 The Company believes that it will be able to arrange sufficient debt and/or equity financing that it anticipates will, together with funds generated from operations, be sufficient for the Company's requirements for the coming year. There is, however, no certainty that it will be successful in making such arrangements.

          (4)    Prepaid expenses and other current assets
                 -----------------------------------------


                 Prepaid expenses and o ther current assets consist principally of prepaid expenses and other items.









                                         74





          (5)    Investment in Affiliated Company
                 --------------------------------


                 The Company owns approximately sixty-one per cent (1994
                 - 68%) of New Paradigm Software Corporation, Inc. (``NPSC''), which is a non-public company engaged in software development. The Company does not have a controlling voting power commensurate with its equity ownership. The Company accounts for its investment in accordance with the equity accounting convention and accordingly has fully written off its investment in and advances to NPSC in the year ended April 30, 1995. The
                 Company  does   not  have   any   additional  financial
                 obligation to NPSC and therefore has not recorded losses in excess of its total investment in NPSC.

                 Summarized financial information of NPSC at March 31, 1995,(NPSC's fiscal year end) is shown below on a 100 per cent basis.


                                                       $
                            Current assets           424
                            Non current              628
                            assets
                            Current                (433)
                            liabilities
                                         75





                            Long-term debt       (1,820)
                            Stockholders'        (1,200)
                            equity

                            Revenues                  70
                            Expenses               2,644

                                                      --
                            Net loss             (2,574)
                                                 -------



                 MTI's aggregated investment in and advances to NPSC at April 30, 1995, and 1994 were $0 and $894 respectively.

          (6)    Property, plant and equipment
                 -----------------------------


                 Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                                               1995
                                                               ----


                       Computer Equipment                     1,738
                       Leasehold improvement                     90
                       Office Furniture and Equipment            77
                       Automobiles                              450

                                                                  -

                                                              2,355
                       less accumulated  depreciation and       545
                       amortization

                                                                  -
                                                              1,810

                                                                  -

          (7)    Intangible Assets
                 -----------------


                 Intangible assets as of April 30, 1995 are made up of software products acquired with the Winter Partners and DESISCo businesses and goodwill.

                                                      $
                       Goodwill                  10,566
                       less        accumulated
                       depreciation
                       (1955 of $404)

                       Acquired       software    4,097
                       technology
                       less        accumulated
                       amortization
                       (1995 of $203)

                                                     --
                                                 14,663
                                                 ------



                    See also notes 2, 8 and 11.

          (8)    Other assets
                 ------------


                 Other  assets  relate  to  a  receivable  from  Digital
                 Equipment   Co.   Ltd   ( ``igital'')   and   affiliated
                 companies. Under the purchase agreement, Digital will repay $ 1,839 (1,143 pounds sterling), the cash held in MTi Trading Systems immediately prior to the date of
                 acquisition,  once  the  Company   has  paid  the  full
                 purchase price for  MTi Trading  Systems.   The Company
                 anticipates making the final payment by 30 June 1996 in accordance with the terms of the purchase agreement, unless a different schedule is agreed with Digital.

                 See also notes 2, 7 and 11.

          (9)    Accrued expenses
                 ----------------


                 Accrued expense s include  payroll, severance  and other
                 staff related  liabilities.   The  major  components of
                 accrued expenses are as follows:-
                                                                 $
                           Staff related costs               1,514
                      Accrued  Legal,   professional   and     731
                      other fees
                      Restructuring/severance                1,113
                      Accrue interest                          140
                      Accrued cost of product sold             345
                      Other accrued expenses                   702
                                                               ---

                                                             4,545
                                                             -----



          (10)   Taxes Payable
                 -------------


                 Taxes  payable   comprise   payroll   deductions   plus
                 estimated penalties and interest for late payment.

          (11)   Notes payable on acquisition
                 ----------------------------


                 As discussed in Note 2, the Company has agreed to a deferred payment schedule with Digital Equipment in respect of its acquisition of DESISCo. Interest is due at the rate of 10% per annum until the debt is fully
                 repaid.    Payments  under   this  arrangement  are  as
                 follows:

                                                                         $

                      Due June 30, 1995                              1,998
                      Due December 31, 1995                          1,609
                                                                     -----

                      Total due in less than one year                3,607
                      Due June 30, 1996                              1,766
                                                                     -----

                      Total deferred purchase liability              5,373
                                                                     -----


                 Digital Equipment has agreed, in principle, to a proposal from the Company with respect to rescheduling the payment due June 30, 1995. The proposal from the Company includes assignment of some specific trade receivables, the proceeds of which would be applied against the outstanding payment. However, no specific details of the rescheduling have been agreed.

                 See also notes 2, 7, and 8.


          (12)   Deferred income
                 ---------------


                 Deferred income consists of the following:-
                                                         $
                      Deferred      maintenance      3,548
                      income
                      Deferred rent benefit             84
                                                        --

                                                     3,632
                                                     -----



                 The  Company  expects  to   recognize  as  revenue  all
                 deferred income within the next fiscal year.

          (13)   Other current liabilities
                 -------------------------


                 Other current liabilities consist of the following:-

                                                        $
                      Notes payable                   634
                      Subordinated  convertible       357
                      debt
                      Lease liabilities               189
                                                      ---

                                                    1,180
                                                    -----


                 Subsequent to April 30, 1995, the Company made payments of $ 275 on the notes payable. The Company is currently negotiating with the holders of approximately $ 360 of the notes to extend their terms.

                 Subsequent  to   April  30,   1995,   the  subordinated
                 convertible note together with accumulated interest was converted into shares of the Company's common stock.

          (14)   Other long term liabilities
                 ---------------------------


                 Other long term liabilities consist of the following
                                                           $
                      14.75% note due July 11, 1996       923
                      8%  convertible   note  payable     270
                      July 31, 1996
                      Lease liabilities                   328
                                                          ---


                                                         1,521
                                                         -----

                 Under the terms of the original agreement, interest on the 14.75% note was payable on October 1, 1994, January 1, 1995, and April 1, 1995. Repayment of the note was due July 11, 1995. Further to the Company's failure to pay interest installments due October 1, 1994, and January 1, 1995, by a new agreement dated January 23, 1995, the term of the note was extended to July 11, 1996, and the principal sum increased to incorporate the unpaid interest installments. Under the new agreement, interest is due on July 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996 and July 1, 1996.
                 The new agreement also calls for payments of principal calculated as 10% of the Company's reported income, before taxes, for each fiscal quarter; such payments are to be made 90 days after the end of each fiscal quarter. Accordingly, the Company paid $ 102 in principal repayment in respect of the Company's fiscal quarter ended January 31, 1995. At August 11, 1995, the Company has not made payment of the interest due on July 1, 1995.

                 Interest on the 8% note is payable semi-annually on January 31 and July 31 through the term of the note.

                 The note is convertible into shares of the Company's common stock at the holder's option on or before the due date of the note; the conversion price being 70% of the market price over the 20 business days immediately preceding the date of conversion. The note automatically converts, on the same terms, on the due date. Of the initial sum of $1,000 borrowed by the Company, the holder elected to convert $ 730 plus accrued interest, effective April 30, 1995.

          (15)   Shareholders' Equity
                 --------------------


                 Effective May 15, 1995, the Company reverse split its common stock on a 1 for 7 basis. All share data given in these statements is calculated on the post reverse split basis. Any data given for prior years has been restated accordingly.

                 (1)          Warrants

                 At April 30, 1995, the Company has outstanding Class C warrants as follows:

                        Number    of  Exercise    Expiration
                        shares        price       date

                          2,696,333     $8.33      February 28,
                                                       1997


                 Each Class C warrant entitles the holder to purchase one share of common stock. The expiration date is February 28, 1997. The warrants are redeemable at the option of the Company at $ 0.35 per warrant under certain circumstances.

                 The Company has other warrants as follows:

                      Number of shares Exercise      Expiration date
                                       price

                      3,085,714        $1.75         November 4, 1997
                      571,429          $2.10         July 10, 2000
                      95,238           $4.55         none
                      95,238           $4.90         none
                      162,381          $5.25         none

                 (2)          Options

                 At April 30, 1995, the Company had outstanding options as follows:-

                                         Number   Exercise   Not
                                         of       price      e
                                         shares

                   Qualified      Stock
                   Options    Plan    -
                   Employees
                   Shares under  option  26,657   $1.75-     (a)
                   at April 30, 1994              $7.84
                   Granted               0
                   Lapsed                (19,372
                                         )
                   Exercised             (428)
                                         -----

                   Shares under  option  6,857
                   at April 30, 1995

                   Options  exercisable  6,857
                   at April 30, 1995

                   Non qualified  Stock                      (b)
                   Options   Plan   for
                   Directors,  Officers
                   and Consultants
                   Shares under  option  245,357  $1.75-
                   at April 30, 1994              $8.75
                   Granted               307,428
                   Lapsed                (120,357)

                   Reclassified          (64,228)

                   Exercised             (128,857)
                                         -------


                   Shares under  option  239,343
                   at April 30, 1995

                   Options  exercisable  235,771
                   at April 30, 1995


                   Non qualified  Stock
                   Options Plan for Key
                   Employees
                   Shares under  option  76,585   $1.75-
                   at April 30, 1994              $15.75

                   Granted               57,142
                   Lapsed                (42,857)

                   Reclassified          64,228
                   Exercised             (14,285)
                                         -------


                   Shares under  option  140,813
                   at April 30, 1995

                   Options  exercisable  65,236
                   at April 30, 1995

                   Other Options                             (d)
                   Warrants under      600,000
                   option at April  30,
                   1994
                   Granted               -
                   Lapsed                -
                   Exercised             -
                   Warrants under      600,000
                   option at April  30,
                   1995

                 (a)          The  Company  adopted   a  qualified  stock
                 option plan under which the granting of options to purchase up to 8,000,000 shares has been authorized. The exercise price of the options is determined by the Option's Committee appointed by the Board of Directors, but can be no less than 85% of the fair market value of the Company's stock on the date the option is granted. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

                 (b) The Company adopted a non qualified stock option plans for directors, officers and consultants under which the granting of options to purchase up to
                 15,000,000 shares  has been  authorized.   The exercise
                 price of  the  options is  determined  by  the Option's
                 Committee appointed  by the  Board of  Directors.   The
                 maximum  period  during   which  each   option  may  be
                 exercised cannot exceed five years from the date of grant.

                 (c) The Company adopted a non qualified stock option plans for key employees under which the granting of options to purchase up to 10,000,000 shares has been
                 authorized.   The  exercise  price  of  the  options is
                 determined by the  Option's Committee  appointed by the
                 Board of Directors.   The  maximum period  during which
                 each option may be exercised cannot exceed five years from the date of grant.

                 (d) The Company has issued options to two former officers of the Company in connection with their employment and severance arrangements. The Company has issued an option to purchase the Company's common stock and Class ``C'' warrants to an investor. The Company has
                 600,000 outstanding options  for C  warrants.   Of this
                 total, 428,572 options entitle the holder to purchase 142,857 units made up of 1 share of common stock and 3
                 Class C warrants  at $7.00  per unit.   The  balance of
                 171,428 options entitle the holders to purchase one Class C warrant at $3.01 per warrant.

                 (3)          Conversion shares

                 The Company has 307,186 shares issuable upon conversion of certain debt.

          (16)   Leases
                 ------


                 The Company has various non cancelable operating leases, primarily for leasehold premises, that expire over the next three to five years. These leases generally contain renewal options for periods ranging
                                         91





                 from three to five years and require the Company to pay all costs such as maintenance and insurance.

                 Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 1995, are:

                                          Operating  Capital
                                           leases    lease
                                              $       $
                   Year ended April 30
                                     1996     1,259    194
                                     1997     1,029    152
                                     1998       449    118
                                     1999       207     62
                                     2000       207      3

                   Later  years  through          0
                   2001

                   Total minimum lease        3,151    529
                   payments

                 Rental expense under operating leases was $ 1,337 net of sublease income of $66 in the year ended April 30, 1995, and $ 270 in the year ended April 30, 1994.

          (17)   Income Taxes
                 ------------


                 At April 30, 1995, the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $ 32,600 which, subject to I.R.S. review, will be available to offset future federal taxable income, if any, through 20 10 and are subject to annual limitations in use.

                 The Company has provided a valuation allowance equal to the estimated future benefit to be derived from the net operating loss carry forward as it is more likely than not that the losses will not be utilized.

          (18)   Pension Benefits
                 ----------------


                    Effective May 1, 1992 the Company commenced a non-
                 employer contributory 401(k) plan.

                 MTi Abraxsys Systems, Inc., a wholly owned subsidiary of the Company, has a 401(k) savings plan for its employees. MTi Abraxsys Systems, Inc. contributes 25% of the employee's contribution up to 6% of the employee's salary.

                 The employees of the Company's subsidiaries in the UK are entitled to receive additional compensation equivalent to 7% of their annual base salaries in lieu of any other pension provision by the Company.

                 The Company's Singapore subsidiary contributes to the Government of Singapore Central Provident Fund in respect of all employees. The rates paid during the year ended April 30, 1995, varied between 18.5% and 20% of the employees' gross compensation subject to monthly maximum payments.

                 The aggregated payments for pension and equivalent benefits during the year ended April 30, 1995, were $

                 431.  There were no such costs for the year ended April
                 30, 1994.


          (19)   Business and Credit Concentrations
                 ----------------------------------


                 Most of the Company's customers are located in Europe and the countries of the former Soviet Union . No customers accounted for more than ten percent of the Company's revenues in 1995. Three customers accounted for 69% of total revenue in the year ended April 30, 1994.

          (20)   Industry Segment and Geographic Information
                 -------------------------------------------


                 The Company operates in one principal industry segment; the design, production, sales and maintenance of computer systems and software together with the provision of associated services to international banking and financial institutions.

                 The Company derives 86% of its gross revenues from its international subsidiaries, primarily in the UK. Those companies produced 87% of net income before allocation of corporate overhead, the write-off of in-process research and development, interest and taxes. These companies represent 93% of the Company's assets.

          (21)   Commitments and Contingencies
                 -----------------------------


                 The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

          Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          On May 9, 1995, the Company engaged KMPG Peat Marwick LLP as its principal independent accountant to audit the Company's financial statements starting with its fiscal year ended April 30, 1995. The decision to change principal accountant was recommended by the audit committee of the Board of Directors. Accordingly, the engagement of Goldstein & Morris, the Company's prior independent accountant, was not renewed.
          In connection with the audits of the fiscal years ended April 30, 1993 and April 30, 1994, there was no disagreement with Goldstein & Morris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not solved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.
          The audit reports of Goldstein & Morris on the consolidated financial statements of the Company and its subsidiaries as of and for the years ended April 30, 1993 and April 30, 1994, did not contain any adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. However, each of the reports for the years ended April 30, 1993 and April 30, 1994, respectively, contained an explanatory paragraph regarding the uncertainty about the Company's ability to continue as a going concern.

                                       PART III

          Item 9.   Directors,  Executive  Officers,  Promoters,   Control
          Persons; Compliance with Section 16(a) of the Exchange Act.
          The information required by Item 9 with respect to the Company's directors and executive officers is as follows:
                               Position(s) Held
                               ----------------

          Name            Age  with Company          Period
          ----            ---  ------------          ------


          Clifford D.     43   Director              November 1994 to
          Brune                                      April 1995

          Anthony J.      44   President             December 1991 to
          Cataldo                                    June 1994
                               Chairman of the       June 1994 to July
                               Board & Chief         1995
                               Executive Officer

                               Director              November 1991 to
                                                     July 1995

          Nigel J. Cole   42   Chief Financial       November 1994 to
                               Officer               present

          Barrington J.   48   President             May 1980 to August

          Fludgate                                   1987
           April 1988 to
          November 1991
                               Chairman of the       June 1986 to June
                               Board                 1994
                               Chief Executive       May 1980 to June
                               Officer               1994
                               Director              May 1980 to
                                                     September 1994

          Gerald Franz    52   Director              July 1993 to April
                                                     1995

          Claudio M.      33   Director              February 1994 to
          Guazzoni                                   present

          William L.      35   Director              April 1995 to
          Meaney                                     present

          Robert          45   Director              March 1992 to
          Oxenberg                                   December 1994

          Benjamin        76   Chief Financial       January to November,
          Podgor               Officer               1994

          Aharon          49   Senior Vice           June 1990 to July

          Schwarzbard          President             1994

          Daniel Sladden  26   Director              April 1995 to
                                                     present

          Edward S.       32   Director              April 1995 to
          Stone                                      present

          Peter           33   Director              October 1994 to
          Svennilson                                 present
                               Chairman of the       July 1995 to present
                               Board

          S. Keith        44   President & Chief     July 1994 to present
          Williams             Operating Officer
                               Director              November 1994 to
                                                     present

          Clifford D. Brune served as a Director of the Company from November 1994 to April of 1995. Mr. Brune is a certified public accountant and has served as Chief Financial Officer of the
          Company from December 1992 to 1993. Prior to that, Mr. Brune served as Vice President of Business Development with Policy Management Systems Corp. Mr. Brune has also served as consultant to the Company.

          Anthony J. Cataldo, joined the Company as its President and a Director in November 1991. He served as Chairman of the Board and Chief Executive Officer from June 2nd, 1994 to July 13,
          1995. From March 1986 to November 1991, Mr. Cataldo was President of Internet Systems Japan, a producer of software for financial institutions, where he was responsible for Japanese sales and marketing. He still serves as a Director.
          Nigel J. Cole was appointed Chief Financial Officer of the Company on November 4, 1994. Mr. Cole is an Associate Member of the Chartered Institute of Management Accountants in the United Kingdom. Mr. Cole served as Chief Financial Officer of the Winter Partners Companies for the five years preceding his appointment.
          Barrington J. Fludgate was the founder of the Company and served as its President from May 1980 to November 1991 (except for the period from August 1987 to April 1988). Mr. Fludgate also served as Chief Executive Officer of the Company from May 1980 to June 2nd, 1994 (except for the period from January 1990 to August 1990). Mr. Fludgate served on the Board of Directors from May 1980 to September 15, 1994. He served as Chairman of the Board from June 1986 to June 1994
          Gerald Franz was appointed a director of the Company in July 1993 and served through April 28, 1995. Since 1977, Mr. Franz has served as President of McKeown & Franz, Inc., of which he was a co-founder. McKeown & Franz, Inc. provides environmental services for public agencies and private sector companies, including services in connection with major proposed projects such as Trump City and the Seaport Marketplace in Manhattan. Claudio M. Guazzoni has served on the Board of Directors of the Company since February 1994. Mr. Guazzoni is the President and Chief Executive Officer of Zanett Capital, Inc. Mr. Guazzoni is engaged in the business of providing financial and strategic consulting services to companies. Prior thereto, he served as a Money Manager with Delphi Capital Management, Inc. for one year; and served as an associate with Salomon Brothers, Inc. from 1985 to 1991.
          William L. Meaney has served as a Director of the Company from April 28, 1995. Mr. Meaney has served as a Managing Partner of Genrho S.A., a Geneva, Switzerland, based international Management consulting firm since 1992. From 1986 to 1992, Mr. Meaney was with Strategic Planning Associates (since renamed Mercer Management Consulting) which provides management consulting services involving organization strategy for international companies.
          Robert Oxenberg served on the Board of Directors of the Company from March 1992 to December 13, 1994. Mr. Oxenberg has been an independent financial consultant since July 1991. From 1983 to 1991 he was manager of corporate investments for Anschutz Corp. Benjamin Podgor joined the Company in October of 1993 and served as its Chief Financial Officer from January to November of 1994. Mr. Podgor is a CPA and an attorney.

          Aharon Schwarzbard joined the Company in 1980. In April 1984, he was appointed a Vice President of the Company. Mr. Schwarzbard served as a Senior Vice President from June 1990 to July 1994 and was as a Director of the Company from July 1991 to March 1992.
          Daniel Sladden has served as a Director of the Company from April 28, 1995. Mr. Sladden is currently a principal of Keynote, an international consulting firm based in London, England. In 1991, he graduated from King's College, Cambridge University with honors (first class) in Computer Science. Thereafter until 1992, he was Technical Manager at Solidisk Technology, a computer hardware manufacturer in Cambridge, England. From 1992 to 1994, Mr. Sladden served as a Senior Consultant with Evaluation Services, an international management consulting firm based in London, England. In 1994, he briefly served as a Corporate Finance Executive with Morgan Grenfell in London, England before leaving to establish Keynote. Mr. Sladden received a Master of Arts degree from King's College, Cambridge, England in 1995.
          Edward S. Stone has served as a Director of the Company from April 28, 1995. Mr. Stone is an attorney at law and president of Stone International LLC, a consulting firm engaged in financing and strategic venture formation. He is also President of Settler's Funding LLC, a company that purchases deferred obligations of the Joint Underwriting Association and Market Transition Facility of the State of New Jersey. From June 1987 to March 1991, Mr. Stone was an Associate Attorney with Kevin MacCarthy Associates, P.C.
          Peter Svennilson has served as Director of the Company since October 21, 1994 and as Chairman of the Board since July, 1995. From 1983 to 1993, Mr. Svennilson was an Associate Managing Director for Nomura International plc. in London, England. From 1993 to the present, Mr. Svennilson served as a Managing Director of Stoneporch Limited, in London, England. Stoneporch Limited, under the trade name of Irongate, provides strategic advice to several US and European corporations. Mr. Svennilson is also a non-executive Director of Skandigen AB, a public Swedish biotechnology company.
          S. Keith Williams was appointed President and Chief Operating Officer in July of 1994, and a Director in November of 1994. Mr. Williams was employed as General Manager of the Winter Partners subsidiaries for the five years preceding his employment with the Company.
          Each of the directors of the Company has been elected for up to a one year term, expiring at the next annual meeting of the shareholders of the Company.
            Compliance with Section 16(a) of the Exchange Act
          The Company has received a copy of reports on Form 5 filed by Mssrs. Cole, Svennilson and Williams, and has not received copy of any Forms 5 with respect to the fiscal year ended April 30, 1995 or any representations from any officer, director or 10% shareholder of the Company, that any such Form 5 was not required to be filed. Accordingly, Messrs. Brune, Cataldo, Fludgate, Oxenberg, Guazzoni, Franz, Oxenberg, Podgor, Schwarzbard, as well as any other person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock may not have filed, on a timely basis, reports required by Section 16(a) during the most recent fiscal year.
          The following table shows, for the years ended April 30, 1995, 1994 and 1993, the total cash compensation paid by the Company to its chief executive officers and two most highly compensated executive officers.
            SUMMARY COMPENSATION TABLE

          (1) Effective April 30, 1992, Mr. Fludgate entered into an employment agreement with the Company which terminates on July 31, 1995, pursuant to which he received $200,000 per year and a bonus equal to 10.5% of the Company's pre-tax profit. Mr. Fludgate was also entitled to receive an expense allowance of $4,000 per month. Pursuant to the employment agreement, the Company issued to Mr. Fludgate options to purchase 500,000 Class C Warrants; the agreement provides that 250,000 of such options are to become exercisable as of May 1 of each of 1992 and 1993. Mr. Fludgate was the insured under two participating whole-life life insurance policies in the amount of $200,000 and $800,000, of which he named the beneficiaries (currently, members of Mr. Fludgate's immediate family). The Company was responsible for all premiums on such policies at a cost of approximately $20,000 per annum. Effective June 1, 1994, Mr. Fludgate resigned his position as Chairman and Chief Executive Officer. Mr. Fludgate resigned as a Director in September of 1994. See Item 3, Legal Proceedings.
          (2) Effective December 31, 1991, Mr. Cataldo entered into an employment agreement with the Company to serve as its President. The term of the agreement expired on July 31, 1995, and was extended to July 31, 1997 by an Amendment and Extension Agreement dated August 1, 1994 (the ``Amendment and Extension
          Agreement').    Under  the  terms  of  Mr.  Cataldo's  original
          employment contract, he received an annual salary of $150,000, plus a bonus equal to 2% of the Company's annual revenues as reported in the Company's annual report. Mr. Cataldo was also entitled to receive an expense allowance of $2,000 per month. Pursuant to his employment agreement, Mr. Cataldo also received options, to purchase 700,000 shares of Common Stock at $0.25 per share and options to purchase 700,000 Class C Warrants at $0.43 per warrant. The employment agreement provided that options to purchase 150,000, 200,000, 200,000 and 150,000 options of each type are to be exercisable as of December 31, 1991, 1992, 1993 and 1994, respectively. Mr. Cataldo received $12,500 for consulting services rendered in November and December of 1991. On September 22, 1993 and September 15, 1994, Mr. Cataldo
          exercised options to purchase 75,000 and 100,000 shares of Common Stock, respectively, at an exercise price of $.25 per share. Under the terms of the Amendment and Extension Agreement, Mr. Cataldo's contract was extended to August 1, 1997. He was entitled to a annual compensation of $250,000 and to an expense allowance of $25,000 per annum. He no longer received a bonus. In addition, the Amendment and Extension Agreement provided for the grant, each year, of options to purchase 400,000 common shares of the Company at $0.625 each. Effective July 13, 1995, Mr. Cataldo resigned as Chairman and Chief Executive Officer. By Separation Agreement and Release dated July 6 and 7, 1995 (the ``Separation Agreement''), the Company agreed to pay Mr. Cataldo $300,000 in consulting fees in twelve $25,000 monthly installments, to be applied against fees for financial consulting services Mr. Cataldo may render to the Company; in addition, the Company agreed to grant Mr. Cataldo a non-recourse, interest free $280,000 loan to purchase common shares of the Company; the loan is secured by said common shares. The Separation Agreement also provides that Mr. Cataldo relinquishes all stock options and warrants granted to him under his employment agreements.
          (3) On July 12, 1994, Mr. Williams entered into an employment agreement with the Company which terminates May 31, 1997, providing for a minimum base salary of 155,000 British pounds per annum, or approximately $248,000. In addition, Mr. Williams is entitled to a $100,000 sign on bonus. Mr. Williams is also entitled to a bonus based on the Winter Partners subsidiaries gross contribution to profit. In addition, Mr. Williams will be granted options to purchase a total of 142,857 shares of the Company at $5.25 per share, in three equal installments due after one, two and three full years of employment, respectively. Mr. Williams also receives the use of a Company car, or a 1,200 British pounds per month allowance, or approximately $1922.00. Option Grants in Last Fiscal Year
          The following table sets forth certain information concerning options granted to officers during the fiscal year ended April 30, 1995.

           Individual Grants
           Name          Options    Percent of  Exercise or  Expiration
           ----
                         Granted    Total       Base         Date
                         -------                             ----
                                    Options     Price
                                                -----
                         (#)
                         ---
                                    Granted to
                                                ($/Sh)
                                                ------
                                    Employees
                                    in  Fiscal
                                      --------
           (a)
                         (b)        Year
                                    ----

                                    (c)
                                                             (e)


                                                (d)
           Anthony J.    57,142     100         $4.375       August   1,
           Cataldo                                           1997

          Aggregated Options/SAR Exercises in Last Fiscal Year and FY End Options/SAR Value
                                                   Number Of     Value of
                                                  Unexercised   Unexercised
                                                   Securities     In-The-
                                                   Underlying      Money
                          Shares                  Options/SAR  Options/SAR
                        Acquired On     Value     s at FY End     s At FY
              Name       Exercise      Realized       (#)         End($)

               (a)          (#)          ($)      Exercisable  Exercisable
                            (b)          (c)      /Unexercisa  /Unexercisa
                                                    ble (d)       ble(e)
          CEO Anthony   100,000      31,250       925,000/400  0
          J. Cataldo                              ,000

          The Company does not have long-term incentive plans.
          Other than health, life and 401(k) plan benefits available to all employees, and the stock option plans described below which the Company may determine to pay to officers and/or employees, the Company does not currently have in effect any pension, profit sharing or other employee benefit plan.
          The Company has a standard Directors and Officers liability insurance policy with an aggregate coverage of $1,000,000 for its officers and directors.
            Compensation of Directors
          The Company pays $5,000 per year to non-employee directors and reimburses them for travel and lodging expenses incurred in connection with their services in that capacity. Additionally, non-employee directors were granted of stock options pursuant to the Non-Qualified Stock Option Plans as follows.
          Name            Option Date     Award            Price
          ----            -----------     -----            -----


          Robert          Feb. 28, 1992   7,143            $7.00
          Oxenberg
                          Feb. 28, 1993   7,143            $7.00
                                        111





                          Feb. 28, 1994   7,143            $5.6875

          Gerald Franz    July 14, 1993   7,143            $10.50
                          July 14, 1994   7,143            $4.8125

          Claudio         Feb. 7, 1994    7,143            $6.34375
          Guazzoni

          Barrington      June 2, 1994    7,143            $4.8125
          Fludgate
            Qualified Incentive Stock Option Plan
          On April 20,  1990 the  shareholders of the  Company approved  a
          qualified incentive  stock  option plan  (the  ``ISOP'').   The
          QISOP provides  for the  granting of  options, at  the Board  of
          Directors' discretion, to purchase up to an aggregate of 1,000,000 shares of Common Stock to eligible employees at an exercise price determinable at the discretion of the Option's Committee (the `Committee'')as appointed by the Company's Board of Directors but no less than 85% of the market value of the common stock on the date the option is granted. Options may be granted to all salaried employees of the Company and its subsidiaries. Options granted under the QISOP are exercisable according to a vesting schedule which is determined by the Option Committee. Subject to the provisions of the Options Plan with respect to death and termination, the maximum period each option may be exercised shall be fixed by the committee at the time the option is granted, but shall not exceed five years. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the QISOP from 1,000,000 to 8,000,000, at $0.01 par value.
          As of April 30, 1995, there were outstanding options to purchase a total of 6,857 shares, at an average exercise price of $5.7925, under the QISOP.
            Key Executive Stock Bonus Grant
          Concurrently with the approval of the QISOP, the shareholders of the Company approved a Key Executive Stock Bonus Grant Plan (the ``onus Plan'') for key executives. The Bonus Plan provides for the issuance of up to an aggregate of 100,000 shares of Common Stock to officers or key employees of the Company for little or no consideration. The grants require the approval of the Board of Directors. Qualification criteria are established by the Board of Directors and are based on the Key Executive's potential and dedication to the Company. The grants are subject to a two year vesting period and terminate if the executive's employment with the Company terminates during the vesting period.
          As of the fiscal year ended April 30, 1995, there were no outstanding grants under the Bonus Plan.
            Non qualified Stock Option Plan for Key Employees
          The shareholders of the Company approved a non qualified stock option plan for key employees(the ``NSOPKEY'' on April 20, 1990. The NSOPKEY provides for the granting of options to purchase up to an aggregate of 1,000,000 shares of Common Stock to key employees of the Company, with an exercise price determined by an option committee at the time of grant. No part of any option granted under the NSOPKEY will be exercisable more than five years after the date of grant. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the NSOPKEY from 1,000,000 to 10,000,000, at $0.01 par value.
          As of the fiscal year ended April 30, 1995, there were outstanding options to purchase a total of 140,714 shares, at an average exercise price of $3.57, under the NSOPKEY.
            Non qualified Stock Option Plan for Directors, Officers and Consultants
          The shareholders of the Company approved a non qualified stock option plan for Directors, Officers and Consultants (the
          ``SOPDOC'') on April  20, 1990.   The NSOPDOC provides  for the
          granting of options to purchase up to an aggregate of 2,000,000 shares of Common Stock to consultants and non-employee directors of the Company. No part of any option granted under the NSOPDOC will be exercisable more than five years after the date of grant. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the NSOPDOC from 2,000,000 to 15,000,000, at $0.01 par value.
          As of the fiscal year ended April 30, 1995, there were outstanding options to purchase a total of 239,342 shares, at an average exercise price of $6.30, under the NSOPDOC.

            Other Options
          The Company has issued 171,428 options to purchase Class C Warrants at a price of $3.01 per warrant to two former officers of the Company in connection with their employment arrangements. The Company also issued an investor an option to purchase 428,572 units consisting of one share of common stock and three Class ``'' Warrants to purchase one share of common stock each.
            401(k) Plan and other pension plans
          In September 1988, the Company adopted a 401(k) Plan (the `Plan''). Pursuant to the Plan, the Company matched employee contributions, in an amount equal to up to one percent (1%) of each employee's base salary. Contributions to the Plan were suspended effective April 30, 1991 due to poor financial performance. Effective May 1, 1992 the Company restructured the Plan as a non-employer contributory 401(k) plan and employee contributions resumed in August 1992.
          MTi Abraxsys Systems, Inc., a wholly owned subsidiary of the Company, has a 401(k) savings plan for its employees. MTi Abraxsys Systems, Inc. contributes 25% of the employee's contribution up to 6% of the employee's salary.
          The employees of the Company's subsidiaries in the UK are entitled to receive additional compensation equivalent to 7% of their annual base salaries in lieu of any other pension provision by the Company.
          The Company's Singapore subsidiary contributes to the Government of Singapore Central Provident Fund in respect to all employees matching employee contributions, currently 8.75% of the employees' gross compensation.
          All officers have executed non-compete agreements which provide that the individual will not compete with the Company during employment or for a period of one year following termination.

          ITEM 11.  Security Ownership  of Certain  Beneficial Owners  and
          Management
          The following table sets forth, as of July 31, 1995, certain information regarding beneficial ownership of Common Stock (i) by each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) by each of the directors and executive officers of the Company and (iii) by all directors and executive officers of the Company as a group. Ownership is expressed in post May 15, 1995 split shares:

          Name and Address of  Amount and Nature of  Percent of
                               --------------------  ----------
          Beneficial Holder or
                               Beneficial Ownership  Class
                               --------------------  -----
          Identity of Group
                               Common stock          Common Stock(1)
                               ------------          ---------------


          Wellbourne Trust     9,068,175(2)          41.06
          c/o Citadel
          Administration, 24-
          28 rue Goethe, L-
          1637 Luxemburg

          Credit Suisse        1,651,678             7.48
          23/F Three  Exchange
          Place,
          Central
          G.P.O. Box 18
                                        117





          Hong Kong

          D.H. Blair           889,574(3)            4.03
          Investment Banking
          Corp., 44 Wall
          Street, New York, NY
          10005

          S. Keith Williams    0                     0
          18 Broomfield Road
          Oxshott, Surrey
          England

          Nigel C. Cole        0                     0
          115 Mount Grace Road
          Potters Bar, Herts
          England

          Anthony J. Cataldo   257,697               1.17
          63    North     East
          Village Rd
          Concord, NH 03301


          Barrington        J. 194,838(4)            0.88
          Fludgate

          12 Hilltop Drive
          North   Salem,    NY
          10560

          Gerald Franz         37,500(5)             0.17
                   th
          236 E. 47   Street ]
          New York, NY  10017


          Aharon Schwarzbard   28,929                0.13
          21 Guild Court
          Plainview, NY 11803


          Robert Oxenberg      14,136 (6)            0.06
          P.O. Box 12381
          Aspen, CO 81612

          Claudio Guazzoni     7,143 (7)             0.03
          1339 Cooper Station
          New York 10276

          Daniel J. Sladden    0                     0
          12 Old Bond Street
          London, England

          William L Meaney     0                     0
          12  rue   du   Vieux
          College
          Geneva, Switzerland

          Edward S. Stone      0                     0
          425 Park Avenue
          New York, New York

          Peter Svennilson     0                     0
          12 Old Bond Street
          London, England

          All   Officers   and 264,840               1.20
          Directors as a Group
          (8 persons)

          (1) Based on an aggregate of post May 15, 1995 split shares of Common Stock (``hares'') outstanding as of July 28, 1995 of 15,685,669.
          (2) Includes 2,550,000 Shares underlying certain warrants to purchase 2,550,000 Shares.
          (3) Includes (i) 426,605 Shares underlying Class ``C'' Warrants to purchase 426,605 Shares and (ii) 3,142 Shares owned by Rivkalex Corporation.

          (4) Includes 28,929 Shares underlying Class ``C'' warrants to purchase 28,929 Shares.
          (5) Includes 4,321 Shares underlying Class ``C'' Warrants to purchase 4,321 Shares.
          (6) Includes 7,143 Shares underlying certain options to purchase 7,143 Shares granted in consideration for Mr. Franz serving as Director of the Company.
          (7) Includes 7,143 Shares underlying certain options to purchase 7,143 Shares granted in consideration for Mr. Guazzoni serving as Director of the Company.

          Item 12.  Certain Relationships and Related Transactions
            D.H. Blair & Co., Inc., D.H.  Blair Investment Banking Corp.,
            D. H. Blair Holdings, Inc.
          In conjunction with the Company's April 1992 private offering, D.H. Blair & Co., Inc. (``D.H. Blair'') and the Company agreed to modify the terms of a secured 8% subordinated convertible promissory note issued by the Company to D.H. Blair in the principal amount of $1,350,000 (the `Blair Note '', so as to make the note, plus accrued interest as of the date of the offering of $309,000, due on May 1, 1994, with subsequent interest payable quarterly and convertible into Common Stock of the Company on the same terms as the notes issued by the Company in the offering. Effective November 4 and December 31, 1992, the due date of $63,000 and $27,000, respectively, of accrued interest on such note was extended to May 1, 1993.
          The Company also borrowed funds pursuant to (i) an unsecured promissory note dated February 7, 1992 in the principal amount of $135,000 made to D.H. Blair Holdings, Inc. (``Blair
          Holdings'); and   (ii) an unsecured  promissory note  dated May
          26, 1992 in the principal amount of $500,000 made to Blair Banking. The $500,000 note bore interest at the rate of 10% per annum, and the $135,000 note bore interest at a rate per annum equal to prime rate as announced in the Wall Street Journal rounded to the nearest / of 1%. Such notes were originally due in August, 1992, but the payment of principal and interest on each such note was extended to August 1, 1993.

          On February 22, 1993, the Company and Blair Holdings consummated a refinancing transaction (the ``Refinancing Transaction''), pursuant to which the Company issued to Blair Holdings 1,423,333 units, each consisting of one share of Common Stock and one Class C Warrant, in exchange for the cancellation by Blair Holdings of $2,135,000 of indebtedness consisting of $439,000 of interest and $1,696,000 of principal, owed by the Company to Blair Holdings. The amount of the outstanding indebtedness was reduced to $289,000. The Refinancing Transaction was in lieu of the proposed issuance to Blair Holdings of preferred stock of the Company in exchange for the cancellation of $1,935,000 of indebtedness.
          On July 28, 1993, Blair Banking agreed to the cancellation of such $289,000 principal amount of indebtedness in consideration for the issuance of additional equity securities of the Company. Effective June 16, 1995, Blair Banking and the Company converted $323,117 in principal and $56,939.41 of a Subordinated Convertible debt held by Blair Banking.
          In July  of 1994,  the Company  borrowed  $250,000 from  Edelson
          Technology Partners III and placed equity with Edelson Technology Partners III for a $500,000 consideration. Blair Banking raised a $37,500 claim for finder's fee in relationship to the Edelson Technology Partners III transactions.
          At April 30, 1995, the Company owed a balance of approximately $377,000, including accrued interest, on an outstanding Subordinated Convertible Note held by Blair Banking.

            Mark Blundell, Mark Blundell & Associates, Inc., New Paradigm Software Corporation
          In January 1993, the Company entered into an agreement (the ``BA Agreement'') with Mark Blundell Associates, Inc. (``MBA''), a corporation in which Mark Blundell, the Company's then Chief Operating Officer and Chief Financial Officer, had a 25% interest, pursuant to which the Company licensed a certain software product from MBA. To date, $5,000 of royalties have been paid under the MBA Agreement.
          Effective November 15, 1993, the Company entered into a series of agreements through which it acquired approximately 75% of NPSC and terminated the MBA Agreement.
          In November of 1993, the Company entered into a lease modification agreement with MCI for 15,300 square feet to office space for $95,000 per annum. The Company, in turn, subleased this space to NPSC. These agreements are subject to approval from superior landlords, which has not been granted. In November of 1994, the Company agreed to sublease to NPSC space its leases from MCI for the sum of $8,000 per month.
          On September 6, 1994, the Company amended its agreements with NPSC, and agreed to incorporate sums due the Company by NPSC into a convertible subordinated loan due September 30, 2001. By agreements dated May 26 and 31, 1995, NPSC and the Company agreed to the cancellation of the convertible subordinated loan in exchange for (i) 180,000 warrants to purchase common stock of NPSC at $3.75 a share and (ii) a restructuring of the sublease agreement under which NPSC occupies office space leased by the Company from MCI, raising the consideration from $8,000 per
          month to $16,857.56 per  month.    Rent in arrears  are due and
          payable on September 30, 1995 or on closing of a certain initial public offering by NPSC.
          On December 7, 1993, the Company appointed Mark Blundell to the Board of Directors of the Company.
          On December 31, 1993, Mr. Mark Blundell resigned as Chief Financial Officer and Chief Operating Officer.
          On March 7, 1994, Mr. Mark Blundell resigned as a Director of the Company.
            Robert S. Trump, Gerald Franz, Midland & Associates
          Pursuant to a letter agreement dated April 26, 1993, Gerald Franz, prior to becoming a director of the Company, purchased 7,142 units, each consisting of one share of common stock and three Class C Warrants (each a ``nit''), at a price of $7.00 per Unit, and purchased a $50,000 convertible note from the Company. The convertible note did not bear interest and was convertible into 50,000 Units at Mr. Franz' option at a conversion price of $1.00 per share. The Company also agreed to place the sum of $100,000 in an escrow account with its counsel for the specific purpose of repayment of the $50,000 loan made by Mr. Franz and for payment by the Company under a joint marketing agreement with Financial Performance Corp., a software company of which both Messrs. Franz and Trump are affiliates. The funds in the escrow account have been disbursed as determined by Mr. Franz, in his sole discretion, including a $40,222.15 payment made to Mr. Franz.
          In addition, Mr. Franz received an option to purchase a minimum of 7,142 Units and a maximum of 23,809 Units at $7.00 per Unit, exercisable until February 28, 1997 and conditioned upon the Company's achieving $2,000,000 in gross sales of its Genesis product line. The grant of the options was in consideration for the purchase by Mr. Franz of the $50,000 convertible note from the Company and for services previously rendered by Mr. Franz to the Company, as well as services to be performed by Mr. Franz in connection with the promotion of the Company's software products. Mr. Franz also received, as a success and consulting fee $20,000 in cash and 1,428 units, each consisting of one share of Common Stock and one Class C Warrant.
          In conjunction with the April 26, 1993 transactions involving Mr. Franz, pursuant to a letter agreement dated April 26, 1993, Robert S. Trump purchased 42,857 Units at $7.00 per Unit. In addition, Mr. Trump received an option to purchase a minimum of 42,857 and a maximum of 142,857 additional Units at $7.00 per Unit, exercisable until February 28, 1997 and conditioned upon the Company's achieving $2,000,000 in gross sales of its Genesis product line. Mr. Trump also agreed to assist the Company in promoting its software products. The grant of the options was in consideration for his purchase of 42,857 Units and for services previously rendered by Mr. Trump to the Company, as well services to be performed by Mr. Trump in connection with the promotion of the Company's software products.
          On July 14, 1993, Mr. Franz was appointed a Director of the Company. Mr. Franz received an option to purchase 7,142 shares of common stock at $10.50 as part of the consideration for serving as a Director of the Company. Mr. Franz was not re-elected a Director of the Company at the shareholders' meeting held on April 28, 1995.
          As a consequence of a transaction with Midland Associates, a general partnership in which Mr. Trump is a partner, in July of 1994, the Company entered into a financial consulting agreement with Mr. Gerald Franz to perform financial consulting services, and agreed to pay Mr. Franz or his designee a fee in the sum of $60,000, as well as affording Mr. Franz 28,571 warrants to purchase 28,571 shares of common stock at $5.25 per share, for a period of three years, expiring on July 14, 1997.
               Claudio Guazzoni, Finmanagement S.A., Zanett Capital, Inc.
          On February 7, 1994, the Company appointed Mr. Claudio Guazzoni to the Board of Directors of the Company.
          On July 13, 1994, the Company borrowed the sum of $1,000,000 from Finmanagement S.A. pursuant to a Loan Conversion Agreement and a Promissory Note. This transaction was arranged by Mr. Claudio Guazzoni, a Director of the Company, and the President of Zanett Capital, Inc. Mr. Guazzoni and /or Zanett Capital, Inc. were not compensated for arranging this transaction.

          On October 11, 1994, the Company placed equity with Roberto Jimenez Collie, Bruno Guazzoni, and TOTEAM Ltd, Inc. for a total consideration of $565,889.71, pursuant to Regulation ``S'' under the Securities Act of 1933, as amended. The transaction was arranged by Mr. Claudio Guazzoni. Mr. Bruno Guazzoni is related to Mr. Claudio Guazzoni. Mr. Guazzoni and /or Zanett capital, Inc. were not compensated for arranging this transaction.
          On November 4, 1994, the Company placed equity with Roberto Jimenez Collie, Bruno Guazzoni, and TOTEAM Ltd, Inc. for a total consideration of $235,855.93, pursuant to Regulation ``S'' under the Securities Act of 1933, as amended. The transaction was arranged by Mr. Claudio Guazzoni. Mr. Bruno Guazzoni is related to Mr. Claudio Guazzoni. Mr. Guazzoni and /or Zanett capital, Inc. were not compensated for arranging this transaction
          In April of 1994, the Company placed equity with Caisse Centrale des Banques Populaires, Bruno Guazzoni, and Coutts and Co. S.A. for a total consideration of $499,200, pursuant to Regulation
          ``'' under  the  Securities  Act  of  1933, as  amended.    The
          transaction was arranged by Mr. Claudio Guazzoni. Mr. Bruno Guazzoni is related to Mr. Claudio Guazzoni. Mr. Guazzoni and /or Zanett capital, Inc. were not compensated for arranging this transaction.
          In January of 1995, the Company borrowed $200,000 from Mr. Bruno Guazzoni. The Company agreed to issue Mr. Bruno Guazzoni 10,000 shares of its common stock for every day between the due date of the loan and the full settlement. The loan was due on January

          19, 1995 and was repaid in full on May 11, 1995. Mr. Guazzoni and the Company have reached a tentative agreement with regard to the issuance of the 10,000 per day.
            Peter Svennilson, Daniel Sladden, the Wellbourne Trust
          Mr. Peter Svennilson was appointed a Director of the Company in October of 1994, and the Chairman of the Company in July of 1995. Mr. Svennilson is the Managing Director of Stoneporch Limited and an advisor to the Wellbourne Trust. Stoneporch Limited conducts business under the trading name of Irongate. Mr. Daniel Sladden was elected a Director of the Company on April 28, 1995. Mr. Sladden is an advisor to the Wellbourne Trust.
          In July of 1994, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $6,150,000; the subscription, by agreement between the Wellbourne Trust and the Company, was subsequently reduced to $5,550,000. The Wellbourne Trust received 2,550,000 warrants expiring in November of 1997 to purchase 2,550,000 shares of common stock at $1.75 per share. Mr. Svennilson assisted in arranging this transaction. Mr. Svennilson, Mr. Sladden and /or Stoneporch Limited were not compensated for their efforts in arranging this transaction.
          In November of 1994, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $1,726,562. Mr.
          Svennilson arranged  this  transaction.    Mr.  Svennilson,  Mr.
          Sladden and /or Stoneporch Limited were not compensated for their efforts in arranging this transaction.

          In February of 1995, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $4,500,000. Mr.
          Svennilson arranged  this  transaction.    Mr.  Svennilson,  Mr.
          Sladden and /or Stoneporch Limited were not compensated for their efforts in arranging this transaction.
          In March of 1995, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $1,531,000. Mr.
          Svennilson arranged  this  transaction.    Mr.  Svennilson,  Mr.
          Sladden and /or Stoneporch Limited were not compensated for their efforts in arranging this transaction.
          The Wellbourne Trust was paid $100,000 in fees and expenses in relationship to the financing of the Winter Partners and DESISCo acquisitions.
            Genhro S.A., William L. Meaney
          The Company has retained the services of Genhro S.A. to provide consulting services for a period of four to six months starting July 1995. Genhro S.A. is providing the services of Mr. Stefan Weber as acting Chief Executive Officer at a cost of 34,000 Swiss Francs per month, or approximately $28,000, plus all out-of-pocket expenses during the term of the consulting assignment. Genhro S.A. is entitled to 200,000 Warrants exercisable at $1.00, expiring in September of 1997.
          Mr. William L. Meaney is a Director of the Company and a Director of Genhro S.A.

          Item 13.  Exhibits and Reports on Form 8-K.
            (a)     The following  documents are  filed  as part  of  this
               report:
               1.   Financial Statements Page No.

          Independent Auditors' Report
          Independent Auditors' Report
          Consolidated Balance Sheet
          Consolidated Statements of
          Stockholders' Equity
          Consolidated Statements of
          Operations
          Consolidated Statements of Cash
          Flows
          Notes to Consolidated Financial
          Statements


               2.   Exhibits

               Exhibit Number
               --------------


            3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 on Form 8 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, filed
                                        131





                 with the Commission on February 24, 1993 (``Amendment
                 No. 4'')).
            3.2 Form of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-25528) filed with the Commission on November 15,
                 1988).
            3.3 Certificate of Amendment to Certificate of Incorporation, dated May, 1995.
            3.4 By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-18 (File No. 33-10342-NY) dated May 13, 1987 (the ``Form S-18'')).
            10.1 Form of Warrant Agreement dated May 21, 1987 between the
                 Company, D.H. Blair & Co., Inc. and American Stock Transfer & Trust Company (incorporated by reference to
                 Exhibit 10.4 to the Form S-18).
            10.2 Class C Warrant Agreement dated as of February 28, 1992 among the Company, D.H. Blair & Co., Inc. and American Stock Transfer & Trust Company (the ``Class C Warrant Agreement'') (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated March 11, 1992 (the ``March 11 8-K'')).
            10.3 Amendment dated as of July 20, 1992 to the Class C
                 Warrant Agreement (incorporated by reference to Exhibit

                 C to the Registrant's Current Report on Form 8-K dated July 24, 1992 (the ``July 24 8-K'')).
            10.4 Amendment dated as of August 24, 1992 to the Class C
                 Warrant Agreement (incorporated by reference to Exhibit
                 10.4 to Amendment No. 4).
            10.5 Amendment dated as of December 11, 1992 to the Class C
                 Warrant Agreement (incorporated by reference to Exhibit
                 10.5 to Amendment No. 4).

               10.5.1    Amendment dated as of February 22, 1993 to the
                    Class Warrant Agreement (incorporated by reference to
                    Exhibit 10.5.1 to the Registrant's Current Report on Form 8-K dated February 22, 1993).
               10.5.2    Form of Underwriting Agreement dated May 14, 1987
                    between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Form S-18).
               10.5.3    Form of Agency Agreement dated February 6, 1993
                    between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit A to the March 11 8-K).
               10.6 Form of Subordinated Convertible Note (incorporated by reference to Exhibit B to the March 11 8-K).
               10.6.1    Unit Purchase Option dated January 28, 1992 made
                    by the Company to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit 10.6.1 to Amendment No. 5 on

                    Form 8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, filed with the Commission on April 5, 1993 (``mendment No.
                    5')).
               10.7 8% Subordinated Mortgage Note dated April 28, 1989
                    made by the Company to D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit B to the Registrant's Current Report on Form 8-K dated May 2, 1989 (the `May 2 8-K'')).
               10.8 Amendment No. 1 to the 8% Subordinated Mortgage Note
                    held by D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit E to the March 11 8-K).
               10.9 Security Agreement and Chattel Mortgage between the
                    Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit A to the May 2 8-K).
               10.10     Assignment of Software Codes as Security for
                    Subordinated Mortgage Note made by the Company to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit C to the May 2 8-K).
               10.11     Pledge Agreement made by Barrington J. Fludgate
                    to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit D to the May 2 8-K).
               10.12     Promissory Note dated February 7, 1992 made by
                    the Company to D.H. Blair Holdings, Inc., as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 4).

               10.13     Loan Agreement dated May 26, 1992 between the
                    Company and D.H. Blair Investment Banking Corp. (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated May 26, 1992 (the ``ay 26 8-K'')).
               10.14     Promissory Note dated May 26, 1992 made by the
                    Company to D.H. Blair Investment Banking Corp., as amended (incorporated by reference to Exhibit 10.14 to Amendment No. 4).
               10.15     Letter Agreement dated December 31, 1992 between
                    D.H. Blair Investment Banking Corp. and the Company (incorporated by reference to Exhibit 10.15 to Amendment No. 4).
               10.16     Letter Agreement dated December 3, 1991 between
                    the Company and ABN/AMRO Bank N.V. (``BN'')
                    (incorporated by reference to Exhibit 10.16 to Amendment No. 4).
               10.17     Promissory Note dated December 13, 1991 made by
                    the Company to ABN (incorporated by reference to Exhibit 10.17 to Amendment No. 4).
               10.18     General Liability Agreement dated November 27,
                    1991 between the Company and ABN, with attached Guaranty dated November 27, 1991 given by Barrington
                    J. Fludgate to ABN (incorporated by reference to Exhibit 10.18 to Amendment No. 4).

               10.19     Security Agreement dated November 27, 1991
                    between the Company and ABN (incorporated by reference to Exhibit 10.19 to Amendment No. 4).
               10.20     Corporate Guarantee dated November 26, 1991 from
                    Management Technologies Financial Consultants Pty. to ABN (incorporated by reference to Exhibit 10.20 to Amendment No. 4).
               10.21     Corporate Guarantee dated November 26, 1991 from
                    Management Technologies Trade Services, Inc. to ABN (incorporated by reference to Exhibit 10.21 to Amendment No. 4).
               10.22     Purchase Agreement dated as of July 17, 1992
                    between the Company and Michael Bollag, as amended (incorporated by reference to Exhibit A to the July 24 8-K and Exhibit D to the September 17 8-K).
               10.23     Registration Rights Agreement dated as of July
                    23, 1992 between the Company and Michael Bollag (incorporated by reference to Exhibit B to the July 24 8-K).
               10.24     Purchase Agreement dated as of September 15, 1992
                    among the Company, Michael Bollag, Naomi Bollag and William Karon (incorporated by reference to Exhibit B to the September 17 8-K).
               10.25     Registration Rights Agreement dated as of
                    September 5, 1992 among the Company, Michael Bollag,

                    Naomi Bollag and William Karon (incorporated by reference to Exhibit B to the September 17 8-K).
               10.26     Purchase Agreement dated as of October 6, 1992
                    between the Company and S. Sungyull Koo (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-3, Registration Nos. 33-25528 and 33-52074).
               10.27     Subscription Agreement dated as of December 14,
                    1992 between the Company and Robert Trump
                    (incorporated by reference to Exhibit 10.27 to Amendment No. 4).
               10.28     Purchase Agreement dated as of December 18, 1992
                    between the Company and Clarion Capital (incorporated
                    by reference to Exhibit 10.28 to Amendment No. 4).
               10.29     Software Distribution License Agreement dated May
                    28, 1991 between the Company and Global Financial
                    Systems Inc. (the ``istribution Agreement''), as amended (incorporated by reference to Exhibit 10.29 to Amendment No. 4).
               10.30     Software Development and Marketing Agreement
                    dated December 23, 1992 between the Company and Hewlett Packard Company (incorporated by reference to
                    Exhibit 10.30 to Amendment No. 5).
               10.31     Employment Agreement dated December 31, 1991
                    between the Company and Anthony Cataldo (incorporated by reference to Exhibit F to the Company's Current

                    Report on Form 8-K dated March 11, 1992 (the `March
                    11 8-K'').
               10.32     Employment Agreement dated December 31, 1991
                    between the Company and Clifford Brune (incorporated by reference to Exhibit G to the March 11 8-K).
               10.33     Employment Agreement dated April 30, 1992 between
                    the Company and Barrington Fludgate (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated May 13, 1992).
               10.34     Employment Agreement dated October 31, 1992
                    between the Company and Mark Blundell (incorporated by reference to Exhibit 10.34 to Amendment No. 4).
               10.35     Severance Agreement dated June 15, 1992 between
                    the Company and Peter LoRe (incorporated by reference to Exhibit B to the May 26 8-K).
               10.36     Agreement dated January 1993 between the Company
                    and Blundell & Associates, Inc., as supplemented (incorporated by reference to Exhibit 10.36 to Amendment No. 4).
               10.37     Incentive Stock Option Plans (incorporated by
                    reference to Exhibit 10.37 to Amendment No. 4).
               10.38     Lease for the Company's premises at One Penn
                    Plaza, New York, New York (incorporated by reference to Exhibit 10.4 to the Form S-18).
               10.39     Lease Termination Agreement dated February 3,
                    1993 by and between the Company and Delta Airlines

                    (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1993 (the ``ebruary 26 8-K'')).
               10.40     Agreement of Sublease dated February 26, 1993
                    between BT North America, Inc. and the Company (incorporated by reference to Exhibit 2 to the February 26 8-K).
               10.41     Subscription Agreement dated as of February 22,
                    1993 between the Company and D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 1993).
               10.42     Irrevocable Voting Proxy dated February 23, 1993
                    from D.H. Blair Investment Banking Corp. in favor of Anthony J. Cataldo (incorporated by reference to
                    Exhibit 1 to the February 26 8-K).
               10.43     Mutual Release and Hold Harmless Agreement dated
                    January 19, 1993 between MCN-CSI Computer Services, Inc. and the Company (incorporated by reference to 10.43 to Amendment No. 5).
               10.44     Subscription Agreement dated April 26, 993,
                    between Robert S. Trump and the Company (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated April 30, 1993 (the ``pril
                    30 8-K'').

               10.45     Letter Agreement dated April 36, 1993, between
                    Robert S. Trump and the Company dated April 26, 1993 (incorporated by reference to Exhibit B to the April 30 8-K).
               10.46     Letter Agreement dated April 26, 1993 between
                    Gerald Franz and the Company (incorporated by reference to Exhibit C to the April 30 8-K).
               10.47     Escrow Agreement dated April 26, 1993 among
                    Gerald Franz, Baratta & Goldstein, as escrow agent, and the Company (incorporated be reference to Exhibit D to the April 30 8-K).
               10.48     Letter Agreement dated April 26, 1993 between
                    Gerald Franz and the Company (incorporated by
                    reference to Exhibit E to the April 30 8-K).
               10.49     Letter Agreement dated April 26, 1993 between
                    Gerald Franz and the Company (incorporated by
                    reference to Exhibit F to the Company's April 30 8-K).
               10.50     $50,000 Convertible Note executed by the Company
                    in favor of Gerald Franz dated April 26, 1993 (incorporated by reference to Exhibit G to the Company's April 30 8-K).
               10.51     Letter Agreement dated August 13, 1993 between
                    Sharon S. Merrill and the Company (incorporated be reference to Exhibit A to the July 29, 1993 8-K).
               10.52     Subscription Agreement dated July 30, 1993
                    between D.H. Blair Holdings, Inc. and the Company

                    (incorporated by reference to Exhibit A to the August 6, 1993 8-K).
               10.53     Subscription Agreement dated August 6, 1993
                    between Bruno Guazzoni and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
               10.54     Subscription Agreement dated August 9, 1993
                    between Duncan Robertson and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
               10.55     Subscription Agreement dated August 9, 1993
                    between Caisse Centrale des Banques Populaires and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
               10.56     Stock Purchase Agreement dated July 29, 1993
                    among the MTI Merken Corporation, Sharon F. Merrill and the Company (incorporated by reference to Exhibit A to the Company's September 16, 1993 8-K).
               10.57     Agreement dated August 30, 1993 between Mark
                    Blundell Associates, Inc. and New Paradigm Software Corp. (incorporated by reference to Exhibit 1 to the Company's November 30, 1993 8-K).
               10.58     Agreement dated August 25, 1993 between New
                    Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 2 to the Company's November 30, 1993 8-K).

               10.59     Agreement dated August 25, 1993 between New
                    Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 3 to the Company's November 30, 1993 8-K).
               10.60     Proxy dated November 19, 1993 by the Company
                    (incorporated by reference to Exhibit 4 to the Company's November 30, 1993 8-K).
               10.61     Letter Agreement dated November 19, 1993 between
                    New Paradigm Software Corp. and the Company
                    (incorporated by reference to Exhibit 5 to the Company's November 30, 1993 8-K).
               10.62     Heads of Agreement dated February 10, 1994
                    between Winter Partners Holding A.G. and the Company (incorporated by reference to Exhibit 2 to the Company's February 7, 1994 8-K).
               10.63     Subscription Agreement dated July 8, 1994 between
                    Edelson Partners III and the Company (incorporated by reference to Exhibit A to the Company's July 12, 1994 8-K).
               10.64     Employment Agreement dated July 12, 1994 between
                    Keith Williams and the Company (incorporated by reference to Exhibit 2 to the Company's July 13, 1994 8-K).
               10.65     Purchase and Sale Agreement dated July 13, 1994
                    between Winter Partners Holding A.G. and the Company

                    (incorporated by reference to Exhibit 1 to the Company's July 13, 1994 8-K).
               10.66     Purchase of Stock Agreement dated July 11, 1994
                    between Robert Trump and the Company (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
               10.67     Amendment to Option Agreement dated July 11, 1994
                    between Robert Trump and the Company (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
               10.68     Secured Promissory Note in favor of Midland
                    Associates dated July 11, 1994 (incorporated by reference to Exhibit C to the Company's July 13, 1994 8-K).
               10.69     Pledge Agreement and Corporate Guarantees dated
                    July 11, 1994 between Midland Associates and the Company (incorporated by reference to Exhibit D to the Company's July 13, 1994 8-K).
               10.70     Common Stock Purchase Warrant dated July 11, 1994
                    (incorporated by reference to Exhibit E to the Company's July 13, 1994 8-K).
               10.71     Promissory Note by the Company in favor if
                    FINMANAGEMENT dated July 7, 1994 (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).

               10.72     Common Stock Purchase Warrant (incorporated by
                    reference to Exhibit B to the Company's July 13, 1994
                    8-K).
               10.73     Agreement pursuant to Regulation `S'' dated July
                    8, 1994 between Wellbourne Trust and the Company (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
               10.74     Common Stock Purchase Warrant (incorporated by
                    reference to Exhibit B to the Company's July 13, 1994
                    8-K).
               10.75     Promissory Note by the Company in favor if
                    Edelson Technology Partners III dated July 25, 1994 (incorporated by reference to Exhibit 1 to the Company's July 27, 1994 8-K).
               10.76     Offshore Subscription Agreement between Bruno
                                                          rd
                    Guazzoni and the Company dated March 3 , 1994 (incorporated by reference to Exhibit 2 to the Company's July 25, 1994 8-K).
               10.77     Offshore Subscription Agreement between COUTTS &
                    Co and the Company dated March 10, 1994 (incorporated by reference to Exhibit 3 to the Company's July 25, 1994 8-K).
               10.78     Offshore Subscription Agreement between Caisse
                    Centrale des Banques Populaires and the Company dated March 10, 1994 (incorporated by reference to Exhibit 4 to the Company's July 25, 1994 8-K).

               10.79     Letter Subscription Agreement between Edelson
                    Technology Partners III and the Company dated August 23, 1994 (incorporated by reference to Exhibit 1 to the Company's August 23, 1994 8-K).
               10.80     Offshore Subscription Agreement between Credit
                    Suisse (Hong Kong) and the Company dated September 9, 1994 (incorporated by reference to Exhibit 1 to the Company's September 13, 1994 8-K).
               10.81     Letter Agreement between Metrend Limited and the
                    Company dated September 16, 1994 (incorporated by reference to Exhibit 2 to the Company's September 13, 1994 8-K).
               10.82     Agreement between NPSC and the Company dated
                    September 6, 1994 (incorporated by reference to
                    Exhibit 1 to the Company's September 6, 1994 8-K).
               10.83     Form of Subordinated Promissory Note by NPSC
                    (incorporated by reference to Exhibit 2 to the Company's September 6, 1994 8-K).
               10.84     Offshore Subscription Agreement between Credit
                    Suisse (Hong Kong) and the Company dated October 5, 1994 (incorporated by reference to Exhibit 1 to the Company's October 5, 1994 8-K).
               10.85     Offshore Subscription Agreement between Roberto
                    Jimenez Collie and the Company dated October 11, 1994 (incorporated by reference to Exhibit 1 to the Company's October 11, 1994 8-K).

               10.86     Offshore Subscription Agreement between Toteam
                    Ltd Inc. and the Company dated October 11, 1994 (incorporated by reference to Exhibit 2 to the Company's October 11, 1994 8-K).
               10.87     Offshore Subscription Agreement between Bruno
                    Guazzoni and the Company dated October 11, 1994 (incorporated by reference to Exhibit 3 to the Company's October 11, 1994 8-K).
               10.88     Offshore Subscription Agreement between
                    Wellbourne Trust and the Company dated November 1, 1994 (incorporated by reference to Exhibit A to the Company's November 3, 1994 8-K).
               10.89     Offshore Subscription Agreement between Toteam
                    Ltd., Inc. and the Company dated July 15, 1993 (incorporated by reference to Exhibit 1 to the Company's November 4, 1994 8-K).
               10.90     Offshore Subscription Agreement between Toteam
                                                           rd
                    Ltd., Inc. and the Company dated June 3 , 1993 (incorporated by reference to Exhibit 1 to the Company's November 4, 1994 8-K).
               10.91     Offshore Subscription Agreement between Roberto
                    Jimenez Collie and the Company dated June 7, 1993 (incorporated by reference to Exhibit 2 to the Company's November 4, 1994 8-K).
               10.92     Offshore Subscription Agreement between Bruno
                    Guazzoni and the Company dated November 1, 1994

                    (incorporated by reference to Exhibit 3 to the Company's November 4, 1994 8-K).
               10.93     Offshore Subscription Agreement between Bruno
                    Guazzoni and the Company dated June 10, 1993
                    (incorporated by reference to Exhibit 3 to the Company's November 4, 1994 8-K).
               10.94     Agreement between M.H. Meyerson & Co. and the
                    Company dated December 7, 1994 (incorporated by reference to Exhibit 1 to the Company's December 7, 1994 8-K).
               10.95     Heads of Agreement between Digital Equipment
                    International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd. and the Company dated December 12, 1994 (incorporated by reference to Exhibit 3 to the Company's December 12, 1994 8-K).
               10.96     Stock Purchase and Sale Agreement between Digital
                    Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd., MTi Holding and the Company dated December 22, 1994 (incorporated by reference to Exhibit 1 to the Company's December 22, 1994 8-K).
               10.97     Assignment of Secured Loan between Digital
                    Equipment Co. Ltd., MTi Holding and the Company dated

                    December 22, 1994 (incorporated by reference to
                    Exhibit 2 to the Company's December 22, 1994 8-K).
               10.98     Letter Agreement between Midland Associates and
                    the Company dated January 23, 1995 (incorporated by reference to Exhibit 1 to the Company's February 16, 1995 8-K).
               10.99     Letter Agreement between Digital Equipment Co.
                                                                  nd
                    Ltd, MTi Holding and the Company dated March 2 , 1995 (incorporated by reference to Exhibit 3 to the Company's March 10, 1995 8-K/A).
               10.100    Offshore Subscription Agreement between
                    Wellbourne Trust and the Company dated February 23, 1995 (incorporated by reference to Exhibit 1 to the Company's February 28, 1995 8-K).
               10.101    Promissory Note in favor of Howard Schraub dated
                    February 17, 1995 (incorporated by reference to
                    Exhibit 1 to the Company's March 10, 1995 8-K).
               10.102    Letter Agreement between Howard Schraub and the
                    Company dated February 17, 1995 (incorporated by
                    reference to Exhibit 2 to the Company's March 10, 1995
                    8-K).
               10.103    Non-qualified Stock Option Agreement between
                    Howard Schraub and the Company (incorporated by reference to Exhibit 3 to the Company's March 10, 1995 8-K).

               10.104    Non-qualified Stock Option Agreement between
                    Howard Schraub and the Company (incorporated by reference to Exhibit 4 to the Company's March 10, 1995 8-K).
               10.105    Promissory Note in favor of Bruno Guazzoni dated
                    January 5, 1995 (incorporated by reference to Exhibit 5 to the Company's March 10, 1995 8-K).
               10.106    Offshore Subscription Agreement between
                    Wellbourne Trust and the Company dated February 23, 1995 (incorporated by reference to Exhibit 1 to the Company's March 28, 1995 8-K).
               10.107    Offshore Subscription Agreement between Parkland
                                                         th
                    Limited and the Company dated April 4 , 1995 (incorporated by reference to Exhibit 1 to the rd
                    Company's May 3  , 1995 8-K).
               10.108    Offshore Subscription Agreement between Hillside
                    Industries, Inc. and the Company dated May 25, 1995 (incorporated by reference to Exhibit 1 to the Company's May 23, 1995 8-K).
               10.108    Offshore Subscription Agreement between Hillside
                    Industries, Inc. and the Company dated May 25, 1995 (incorporated by reference to Exhibit 2 to the Company's May 23, 1995 8-K).
               10.109    Separation Agreement and Release between Anthony
                    J. Cataldo and the Company dated July 6 and 7, 1995

                    (incorporated by reference to exhibit (a) to the Company's August 9, 1995 8-K)
               10.110 Pledge-Escrow Agreement between Anthony J.
                    Cataldo and the Company (incorporated by reference to exhibit (c) to the Company's August 9, 1995 8-K)
               10.111 Non-recourse Promissory Note by Anthony J.
                    Cataldo date July 17, 1995 (incorporated by reference to exhibit (b) to the Company's August 9, 1995 8-K)
               16.01 Letter on change of certifying accountant from
                    Goldstein & Morris dated May 10, 1995, (incorporated by reference to exhibit 1 to the Company's May 9, 1995 8-K).
               17.01  Resignation letter from Barrington J. Fludgate,
                    dated September 15, 1995 (incorporated by reference to exhibit (a) of the Company's September 15, 1995 8-K)
               17.02 Resignation letter from Robert Oxenberg, dated
                    December 13, 1995 (incorporated by reference to exhibit (1) of the Company's December 13, 1995 8-K)
               22.01 List of the Company's Subsidiaries
               23.01 Consent by KPMG Peat Marwick LLP dated August 15,
                    1995

               (b) Current reports on Form 8-K filed during the quarter ended April 30, 1995:

                                                           Financial

                                                           Statement
          Form            Report Date     Item Reported    Filed

          8               March 7, 1995   7, Financial     Audited
                                          Statements of    Financial
                                          business         Statements for
                                          acquired         DESISCo years
                                                           ended June 30
                                                           1992, 1993 &
                                                           1994 Pro forma
                                                           financials
                                                           year ended
                                                           April 30,
                                                           1994, quarters
                                                           ended July 31
                                                           and October
                                                           31, 1994
          8-K             March 10, 1995  2, DESISCo       None
                                          acquisition
          8-K             February 17,    5, Internet      None
                          1995            Systems, Inc.
                                          litigation
                                          settlement
          8-K             February 28,    5, equity        None
                          1995            financing
          8-K             March 10, 1995  5, debt          None
                                          financing
          8-K             March 28, 1995  5, equity        None
                                          financing

                                      SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MANAGEMENT TECHNOLOGIES, INC.

                                              By: /s/ S. Keith Williams
                                                  ------------------------

                                              S. Keith Williams, President
                                               and Chief Operating Officer

                                                 Date:     August 15, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.
            Signature             Title                Date
            ---------             -----                ----


                                  President, Chief     August 15,1995
            /s/ S. Keith          Operating Officer
            ------------
                                  and Director
            Williams
            --------
                                  (Principal Executive
            S. Keith Williams     Officer)

            /s/  Nigel J. Cole    Chief Financial      August 15, 1995
             -----------------
                                  Officer and
            Nigel J. Cole
                                  Principal Accounting
                                  Officer


            /s/ Peter Svennilson  Chairman of the      August 15, 1995
               -----------------
                                  Board and Director
            Peter Svennilson


            /s/ Daniel Sladden    Director             August 15, 1995
                --------------

            Daniel Sladden

            Claudio Guazzoni      Director             August    , 1995


            /s/ Edward S. Stone                        August 15, 1995
               ----------------
                                  Director
            Edward S. Stone

             /s/ William L.
             --------------
                                  Director              August 15, 1995
             Meaney
             ------

             William L. Meaney



                                  Director
             ---
             Anthony J. Cataldo