Form 10KSB/A
period 1995-04-30
MANAGEMENT TECHNOLOGIES INC
filed 1995-09-18
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         Amendment No 1 to Form 10-KSB
                                On Form 10-KSB/A

(Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                      SECURITIES ACT OF 1934 (Fee required)
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1995
                                       OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 (No fee required)
For the transition period from                      to
                               --------------------    -----------------------
                         COMMISSION FILE NUMBER 0-17206
                         MANAGEMENT TECHNOLOGIES, INC.
                         -----------------------------

                 (Name of small business issuer in its charter)


              NEW YORK                                  13-3029797
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          630 Third Avenue                              10017-6705
                                                        ----------
         New York, New York
         ------------------
                                                        (Zip Code)
   (Address of principal executive
              offices)
  Issuer's telephone number, including area code (212) 983 5620
                                                 --------------


Securities registered pursuant to Section 12(b) of the Exchange Act:
  Title of each class                Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Exchange Act:
   Common Stock, par value $.01 per share                     (Title of Class)
  ------------------------------------------------------------




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



                                     PART I
  ITEM 7. FINANCIAL STATEMENTS

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


August 15, 1995     (Signed)    KPMG PEAT MARWICK LLP

KPMG   Member firm of Klynveld Peat Marwick Goerdler




                              GOLDSTEIN AND MORRIS
                       CERTIFIED PUBLIC ACCOUNTANTS, P.C
                                501 FIFTH AVENUE
                             NEW YORK,  N.Y. 10017

ALBERT M. GOLDSTEIN
EDWARD B. MORRIS                                  TELEPHONE (212) 682-3378
ALAN J. GOLDBERGER                                FAX (212) 599-6438

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



                          The accompanying notes are an
integral part of these financial statements




                  MANAGEMENT TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   (in $000 except share data)




                                    Additi
                                     onal
                      Common  Stock  paid   Retai  Transl   Total
                                      in     ned    ation
                      stock  amount capital Earni  Adjust
                                             ngs     ment



Balances at April  2,083,388     21  14,604 (15,326)        (701)
30, 1993

Issuance of common    20,911      0     218                   218
stock for
compensation and
services

Sale of common     1,108,316     11   4,554                  4,565
shares

Issuance of common    46,286      1     304                    305
stock for
cancellation of
indebtedness

Issuance of common   493,669      7   2,034                   2,041
stock for
cancellation of
subordinated notes

Issuance of common    35,714      0   625                       625
stock for business
acquisition

Shares paid for and  182,857                                      0
yet to be issued

Net loss for the                            (8,050)          (8,050)
year


Balances at April  3,971,141     40  22,339 (23,376)       0   (997)
30, 1994

Issuance of common
stock for
compensation and      84,236      1     285                      286
services
Issuance of common
stock for
cancellation of       549,056     5     739                      744
subordinated notes

Issuance of Common  9,935,736     94  19,109                   19,203
Stock

Net loss for the                              (12,687)        (12,687)
year

Translation                                           (530)      (530)
adjustment


Balances at April  14,540,169    140  42,472 (36,063) (530)      6,019
30, 1995



 The accompanying notes are an integral part of these financial statements






                  MANAGEMENT TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF OPERATIONS

               Years ended April 30, 1995 and 1994
                           (in $'000)



                                                    1995     1994

Revenues
     Software products                            11,901      912
     Maintenance Fees                              4,556    1,141
     Customer service fees                         2,230      267


     Total Revenues                               18,687    2,320


Cost and expenses
     Cost of software products                     1,063    1,076
     Cost of maintenance                           2,893      635
     Costs of customer service                       968      153
     Selling, general and administrative          14,036    4,055
     Amortization of Goodwill                        409
     Write down of program development costs                2,893
     Depreciation                                    571      333
      Restructuring charges                                   655
     Severance costs                                 760
     Acquired research and development             8,740


     Total costs and expenses                     29,440    9,800

Loss from operations                            (10,753)   (7,480)


Share of loss in affiliate                       (1,112)    (403)
Interest expense                                   (822)    (167)

Net loss                                        (12,687)  (8,050)




Net loss per share outstanding                    (1.70)   (2.79)

Weighted average number of common shares      7,445,421  2,886,777
outstanding

 The accompanying notes are an integral part of these financial statements



                  MANAGEMENT TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS

           Twelve months ended April 30, 1995 and 1994
                            (in $000)

                                                    1995     1994

Cash flow from operating activities             (12,687)  (8,050)

    Net income (loss)
        Adjustments to reconcile net income
(loss) to net cash
        provided by (used in) operating
        activities
            Write off of purchased research and    8,740
            development
            Write off investment in affiliate        647
            Depreciation and amortization          1,183    1,409
            Amortization of financing costs                   196
            Write off of property, plan &            102
            equipment
            Provision for doubtful accounts          491
            receivable
            Accrued interest maturing with long               163
            term debt
            Write down of program development               2,893
            costs
            Issuance of stock for compensation                243
            Changes in assets and liabilities
            net of effects from acquisitions:
                (Increase) Decrease in accounts  (1,633)       99
                 receivable
                (Increase) Decrease in unbilled  (1,614)
                 accounts receivable
                (Increase) Decrease in other       (729)      367
                 current assets
                (Increase) Decrease in other          75        5
                 assets
                Increase (Decrease) in accounts    1,521    (199)
                 payable
                Increase (Decrease) in accrued     1,599
                 expenses
                Increase (Decrease) in payroll     1,036    (103)
                 taxes payable
                Increase (Decrease) in deferred  (2,902)    (694)
                 income
                Increase (Decrease) in other       (495)
                 liabilities

Net cash provided by (used in) operating         (4,666)  (3,671)
activities

Cash flows from investing activities:
    Payment for Winter Partners net of cash     (10,944)
    acquired
    Payment for DESISCo net of cash acquired     (5,931)
    Proceeds from sale (acquisition) of fixed        531     (49)
    assets
    Investment in affiliate                                 (647)

Net cash provided (used in) from investing      (16,344)     (696)
activities:

Cash flow from financing activities
    Proceeds from notes payable                    3,033
    Repayment of notes payable                     (764)     (60)
    Reduction in bank overdraft                        0     (50)
    Proceeds from issuance of common stock        19,423    4,565

Net cash provided in financing activities         21,692    4,455

Effect of exchange rate on cash                     (39)


INCREASE IN CASH AND CASH EQUIVALENTS                643       88

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      190      102


CASH AND CASH EQUIVALENTS -  END OF PERIOD           833      190



Supplemental disclosure of cash flow
information
    Cash paid during the year for interest            53        4
Non-cash financing activities
    Issuance of common stock for business              0      625
    acquisition
    Issuance of common stock in conversion of          0    2,041
    subordinated debt
    Issuance of common stock in conversion of        730
    debt
    Issuance of common stock for cancellation         66
    of debt
    Capital lease obligations                        517

 The accompanying notes are an integral part of these financial statements



(1)    Summary of Significant Accounting Policies
       ------------------------------------------


       DESCRIPTION OF BUSINESS


       The primary business of Management Technologies, Inc. is the development, installation, marketing, maintenance and support of an integrated line of standardized, international, banking application software packages.

       Following, and as a result of the acquisitions noted below, the Company decided to discontinue directly selling and supporting its former product known as ManTec. The Company is organized into two operating divisions (Abraxsys Systems and Trading Systems) reflecting the Company's principal product lines.


       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Management Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the Company include the operations of its subsidiaries that were acquired during the course of the year as follows:-

     Winter Partners        from July 14, 1994.
companies


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

       Revenues and profits on delivery of the OpenTrade product are recognized on the percentage-of-completion method of accounting as costs are incurred (cost to cost basis) in conformity with SOP 81-1. A
                                       19


       prudent estimate is made of the profit attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty. If the estimate indicates a loss, the entire loss is accrued immediately. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

       Maintenance fees are recognized proportionately over the term of the maintenance agreement. Maintenance fees that have yet to be recognized as income are recorded as deferred income.

       FOREIGN CURRENCY TRANSLATION

       Foreign currency transactions and financial statements of foreign subsidiaries are translated into US dollars at prevailing or current rates respectively except for revenues, costs and expenses that are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently. Gains and losses resulting from the translation of financial statements are excluded from the statement of income and are credited or charged directly to a separate component of shareholders' equity.

       PRODUCT RESEARCH AND DEVELOPMENT

       Costs associated with product research, development and enhancement are recorded as follows:


                                       20


          . Speculative technical research, usually incurred as input to discussions related to product planning are expensed until the point at which the product reaches technological feasibility. Subsequent costs incurred to the point where the product is available for general release to the customer are capitalized.

          . The costs of development specific to individual customers and not generally applicable to other customers are expensed.

          . Development costs applicable to core products, which are predominantly of a maintenance nature, are expensed as incurred. Such development is generally designed to insure that products are kept up to date with regulatory requirements, accounting policies and banking practices and do not result in new sellable products.

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







                                       21


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

       INCOME TAXES

       The Company conforms to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and
                                       22


       operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

       The Company annually evaluates whether the goodwill is fully recoverable based on undiscounted projected net cash flows of the
                                       23


       related businesses. In the event that the Company determines that unamortized balances of goodwill are not likely to be fully recovered, the Company will recognize the consequent impairment of the value of goodwill in its operating results.

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

       The transaction was accounted for as a purchase and on this basis resulted in a one-time charge of $7,000 for purchased research and development that was in process at the date of acquisition. The Company recognized $1,300 in acquired software technology in this transaction and recorded goodwill of $5,270 as the excess of the purchase price over the fair value of the net assets acquired.
                                       24



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

       Digital Equipment Service Industries Solutions Company Limited
       --------------------------------------------------------------


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

(4)    Prepaid expenses and other current assets
       -----------------------------------------


       Prepaid expenses and other current assets consist principally of prepaid expenses and other items.

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

       Summarized financial information of NPSC at March 31, 1995,(NPSC's fiscal year end) is shown below on a 100 per cent basis.


                          $
Current assets          424
Non current             628
assets
Current               (433)
liabilities
Long-term debt      (1,820)
Stockholders'       (1,200)
equity

Revenues                 70

Expenses              2,644

                         --
Net loss            (2,574)
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

                             --
                         14,663
                         ------



          See also notes 2, 8 and 11.

(8)    Other assets
       ------------


       Other assets relate to a receivable from Digital Equipment Co. Ltd (``Digital'') and affiliated companies. Under the purchase agreement,

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

       See also notes 2, 7 and 11.

(9)    Accrued expenses
       ----------------


       Accrued expenses include payroll, severance and other staff related liabilities. The major components of accrued expenses are as follows:-
                                           $
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
                                   ---


                                  1,521
                                  -----




       Under the terms of the original agreement, interest on the 14.75% note was payable on October 1, 1994, January 1, 1995, and April 1, 1995. Repayment of the note was due July 11, 1995. Further to the Company's failure to pay interest installments due October 1, 1994, and January 1, 1995, by a new agreement dated January 23, 1995, the term of the note was extended to July 11, 1996, and the principal sum increased to
                                       35


       incorporate the unpaid interest installments. Under the new agreement, interest is due on July 1, 1995, October 1, 1995, January 1, 1996, April 1, 1996 and July 1, 1996. The new agreement also calls for payments of principal calculated as 10% of the Company's reported income, before taxes, for each fiscal quarter; such payments are to be made 90 days after the end of each fiscal quarter. Accordingly, the Company paid $ 102 in principal repayment in respect of the Company's fiscal quarter ended January 31, 1995. At August 11, 1995, the Company has not made payment of the interest due on July 1, 1995.




















                                       36


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


                                       37



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




       (2)          Options

       At April 30, 1995, the Company had outstanding options as follows:-

                     NUMBER   EXERCISE    NOT
                     OF       PRICE       E
                     SHARES

Qualified Stock
                                       38


Options Plan -
Employees
Shares under option  26,657   $1.75-      (a)
at April 30, 1994             $7.84
Granted              0
Lapsed               (19,372)

Exercised            (428)
                     -----

Shares under option  6,857
at April 30, 1995

Options exercisable  6,857
at April 30, 1995


Non qualified Stock                       (b)
Options Plan for
Directors, Officers
and Consultants
Shares under option  245,357  $1.75-
at April 30, 1994             $8.75
Granted              307,428
Lapsed              (120,357)

Reclassified         (64,2280

Exercised            (128,85)
                     -------


                                       39


                     7)
                     --

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

                                       40


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

       (c) The Company adopted a non qualified stock option plans for key employees under which the granting of options to purchase up to 10,000,000 shares has been authorized. The exercise price of the options is determined by the Option's Committee appointed by the Board
                                       41


       of Directors. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

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

(16)   Leases
       ------


       The Company has various non cancelable operating leases, primarily for leasehold premises, that expire over the next three to five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all costs such as maintenance and insurance.

       Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of April 30, 1995, are:

                       OPERATIN  CAPIT
                       G LEASES  AL
                                 LEASE
                                 S
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

(17)   Income Taxes
       ------------


       At April 30, 1995, the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $ 32,600 which, subject to I.R.S. review, will be available to offset future federal taxable income, if any, through 2010 and are subject to annual limitations in use.

       The Company has provided a valuation allowance equal to the estimated future benefit to be derived from the net operating loss carry forward as it is more likely than not that the losses will not be utilized.

(18)   Pension Benefits
       ----------------


          Effective May 1, 1992 the Company commenced a non-employer contributory 401(k) plan.

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


(19)   Business and Credit Concentrations
       ----------------------------------

       Most of the Company's customers are located in Europe and the countries of the former Soviet Union. No customers accounted for more than ten percent of the Company's revenues in 1995. Three customers accounted for 69% of total revenue in the year ended April 30, 1994.

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

(22)   Quarterly Financial Data (Unaudited)
       ------------------------------------

       The following represents the company's unaudited quarterly financial results. For the first three quarters of 1995, amounts have been restated to reflect the allocation of the purchase price of the Winter partners and DESISCo acquisitions to in-process research and development, acquired software technology and goodwill (see Note 2). The entire purchase price had previously been reported as goodwill, until such time as the company had the necessary information to make an allocation. In addition, the earnings per share figures have been restated for 1995 to reflect the 1 for 7 reverse stock split (see Note
        15). Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1995 does not equal the total computed for the year due to stock transactions which occurred during 1995.

                  FIRST    SECOND      THIRD    FOURTH
1995            QUARTER   QUARTER    QUARTER   QUARTER      TOTAL

REVENUES            817     4,949      6,354     6,567     18,687
OPERATING
(LOSS)/         (7,786)       973      (685)   (3,255)   (10,753)
   PROFIT
NET (LOSS)/
   INCOME       (8,919)       868      (782)   (3,854)   (12,687)
NET (LOSS)/
   EARNINGS
PER              (1.90)       .15      (.10)     (.33)     (1.70)
   SHARE

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

                                                    Date:     September 13, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.
Signature            Title                 Date
---------            -----                 ----


                     President, Chief      September 13,1995
/s/ S. Keith         Operating Officer
------------
                     and Director
Williams
--------
                     (Principal Executive
S. Keith Williams    Officer)

                     Chief Financial       September 13, 1995
                                       48


/s/  Nigel J. Cole   Officer and
 -----------------
                     Principal Accounting
Nigel J. Cole
                     Officer


/s/ Peter Svennilson Chairman of the       September 13, 1995
   -----------------
                     Board and Director
Peter Svennilson


/s/ Daniel Sladden   Director              September 13, 1995
    --------------

Daniel Sladden


Claudio Guazzoni     Director              September  , 1995


                                           September  , 1995
   ----------------
                     Director
Edward S. Stone

/s/ William L. Meaney
--------------
                     Director              September 13, 1995

William L. Meaney




                                       49


                     Director                September   , 1995
-----------------
Anthony J. Cataldo