Form 10QSB
period 1995-07-31
MANAGEMENT TECHNOLOGIES INC
filed 1995-09-19
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended  July 31, 1995
                                         --------------


                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    -----------------

                          Commission File Number:   0-17206
                                                   --------


                                        Management Technologies, Inc.
               ------------------------------------------------------

               (Exact name of Registrant as specified in its Charter)

                    New York                                   13-3029797
          ---------------------------------------------------------------

          (State or other jurisdiction of       (I.R.S. Employer
          Identification No.)
          incorporation or organization)

                                  630 Third Avenue
                                            New York, New York 10017
                 ---------------------------------------------------

                      (Address of principal executive offices)

                                   (212) 983 5620
                                   --------------

                           (Registrant's telephone number)

          (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

          Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes X   No
             ---


          State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                      Outstanding as of
          --------------------------------------    -----------------

          September 15, 1995
          ------------------

          Common Stock, par value $.01 per share            15,651,067

          Transitional Small Business Disclosure Format (Check one):  Yes
          No  X
            ---

                                       PART I
                                FINANCIAL INFORMATION


          Item 1.   Financial Statements

          The consolidated financial statements included herein are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature.

          Index to Financial Statements (Unaudited):

               Consolidated Balance Sheet as of July 31, 1995
               Consolidated Statement of Change in Stockholders' Equity Consolidated Statement of Cash Flows
               Notes to Financial Statements

                   MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                             Consolidated Balance Sheet
                                     (in $'000)


                                                       July 31   April 30,
                                                        1995       1995
          ASSETS                                     (unaudited)

          Current assets:
             Cash                                           551        833
             Accounts receivable; billed                  1,870      4,655
                                                          2,792      1,618
             unbilled
             Prepaid expenses and other current           1,885      1,803
             assets

             TOTAL CURRENT ASSETS                         7,098      8,909

          Property and equipment, net of accumulated      1,509      1,810
          depreciation
          Intangible assets, less accumulated            14,142     14,663
          amortization
          Capitalized software development                  711
          Other assets                                        0      1,839

          TOTAL  ASSETS                                  23,460     27,221



          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities
             Accounts payable                             3,162      2,898
             Accrued expenses                             4,411      4,545
             Taxes payable                                1,694      2,053
             Note payable on acquisition                  2,430      3,607
             Deferred income                              3,094      3,632
             Lease liabilities                              123
             Other current liabilities                    1,283      1,180

             TOTAL CURRENT LIABILITIES                   16,197     17,915

          Loans payable                                     270
          Non current note payable on acquisition             0      1,766
          Other long term liabilities                       227      1,521

             TOTAL  LIABILITIES                          16,694     21,202

          Stockholders' equity
             Common stock $.01 par value. Authorized
             shares, 200,000,000
                     issued shares 16,362,732               160        140
             Additional paid in capital                  43,613     42,472
             Accumulated deficit                       (36,578)   (36,063)
             Foreign currency translation adjustment      (429)      (530)

             TOTAL STOCKHOLDERS' EQUITY                   6,766      6,019
                                          5



             TOTAL LIABILITIES AND STOCKHOLDERS'         23,460     27,221
             EQUITY


           The accompanying notes are an integral part of these financial statements

                     MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

               Consolidated Statement of  Changes in Stockholders' Equity
                              (In $000 except share data)


                                               Additio
                                                 nal
                                Common  Stock  paid in Retaine Transla  Total
                                                          d      tion
                                stock   amount capital Earning Adjustm
                                                          s      ent



          Balances at April   14,540,169    140  42,472 (36,063) (530)   6,019
          30, 1995



          Sales of common       839,429       9     523                    532
          shares


          Issuances of common
          stock in conversion   271,469       3     377                    380
          of debt

          Shares subscribed     711,665       8     241                    249
          but not issued

          Net income (loss)                              (515)           (515)
          for the year



          Translation                                              101     101
          adjustment




          Balances at July   16,362,732    160  43,613 (36,578)  (429)   6,766
          31, 1995



          Less shares to be     711,665
          issued

          Total issued and    15,651,067
          outstanding at
          July 31, 1995

             The accompanying notes are an integral part of these financial statements

                    MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations
                                      (in $'000)


                                                     Three months ended July
                                                               31,
                                                        1995         1994
                                                     (unaudited)  (unaudited)
          Revenues
                   Software products                        3,353          312
                   Maintenance fees                         2,047          354
                   Customer service fees                    1,793          151



                   TOTAL REVENUE                            7,193          817


          Cost and expenses
                   Costs of software products                 693            6
                   Costs of maintenance                     1,056          266
                   Costs of customer service                  797           89
                   Selling, general and                     4,425        1,201
                   administrative
                   Write off of acquired research                        7,000
                   and development

                   Amortization of Intangible                 185           16
                   assets
                   Depreciation                               264           26


                   TOTAL COSTS AND EXPENSES                 7,420        8,604



          LOSS FROM OPERATIONS                             (227)      (7,787)

          Write down of investment in affiliate                       (1,112)
          Interest (expense)                               (288)         (20)



          NET LOSS                                          (515)      (8,919)




          Net profit loss per share outstanding           (0.03)       (1.90)

          Weighted average number of common shares    15,451,450    4,697,042
          outstanding



            The accompanying notes are an integral part of these financial statements

                    MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                         Consolidated Statement of Cash Flows
                                      (in $ 000)

                                                     Three months ended July
                                                               31,
                                                        1995         1994
                                                     (unaudited)  (unaudited)
          Cash flow from operating activities
           Net income (loss)                                (515)     (8,919)
            Adjustments to reconcile net income
            (loss) to net cash
            provided by (used in) operating
            activities
             Capitalization of software development         (712)
             Write off investment in affiliate                  0         647
             Depreciation and amortization                    554          47
             Write down of acquired research and                        7,000
             development
             Changes in assets and liabilities net
             of effects from acquisitions:
              (Increase) Decrease in accounts               2,756       (360)
              receivable
              (Increase) Decrease in unbilled             (1,182)        (67)
              accounts receivable
              (Increase) Decrease in other current           (92)       (329)
              assets
                                         11


              Increase (Decrease) in accounts                 297         786
              payable
              Increase (Decrease) in accrued                (137)       (190)
              expenses
              Increase (Decrease) in payroll taxes          (345)         158
              payable
              Increase (Decrease) in notes and                  0       1,200
              loans payable
              Increase (Decrease) in deferred               (519)         200
              income
              Increase (Decrease) in lease                  (163)          17
              liabilities

          Net cash provided by (used in) operating           (58)         190
          activities

          Cash  flows from investing activities:
           Payment for Winter Partners net of cash                    (6,694)
           acquired
           Payment for DESISCo net of cash acquired         (844)
           Proceeds from disposal/(purchase) of                29        (19)
           fixed assets

          Net cash provided (used in) from investing        (815)     (6,713)
          activities:

          Cash flow from financing activities
           Proceeds from notes payable                          0       1,000
           Repayment of notes payable                       (275)       (664)
           Proceeds from issuance of common stock             803       7,635

                                         12



          Net cash provided in financing activities           528       7,971

          Effect of exchange rate on cash                      63          25

          INCREASE IN CASH  AND CASH EQUIVALENTS            (282)       1,473
          CASH AND CASH EQUIVALENTS - BEGINNING OF            833         190
          PERIOD

          CASH AND CASH EQUIVALENTS - END OF PERIOD           551       1,663


          Supplemental disclosure of cash flow
          information
            Cash paid during the fiscal quarter for                        20
            interest
          Non-cash financing activities
            Issuance of common stock in conversion            357
            of subordinated debt

            The accompanying notes are an integral part of these financial statements










                                         13



          Notes to Financial Statements:

          1. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended April 30, 1995, included in the Company's Annual Report on form 10-KSB, as amended. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. The interim results are not necessarily indicative of the results for the full year.

          2. Net loss per share for the three months ended July 31, 1995 is computed based upon the weighted average number of common shares outstanding and excludes common stock equivalents as they would be anti-dilutive.

          3. Majority owned affiliate: At the balance sheet date, NPSC was a majority owned but not controlled affiliate of the Company and is carried and reported by the equity method. The Company does not have a controlling voting power commensurate with its equity ownership and may be diluted by NPSC sales of common equity. The balances in the Company's investment in NPSC and in receivable from NPSC were entirely written off in the year ended April 30, 1995.

          4. Taxes payable comprise payroll deductions plus estimated penalties and interest for late payment.

                                         14


          5. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.

          Item 2.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations.

          General

               The Company's principal products are IBS-90, Abraxsys, OpenTrade and TradeWizard. Abraxsys and IBS-90 are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys has reached the technological feasibility phase during the current quarter and its development costs during the quarter ended July 31, 1995 have been capitalized, accordingly. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is UNIX. OpenTrade is a software product that provides a platform for distributing real-time financial information within the trading room environment. OpenTrade is used by 50 customers supporting 6,000 trading positions. TradeWizard is an advanced software product for the integration of information and applications at the users' desktop. It is installed at some 500 positions.
                                         15


          TradeWizard has reached the technological feasibility stage during the current quarter and its development costs in the quarter ended July 31, 1995 have been capitalized, accordingly. The Company also markets and licenses its ManTec line of integrated software packages for financial institutions through an agent. The Company no longer directly supports its ManTec product line. The Company's agent provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

               The Company's  revenues  consist  of license  fees  for  the
          Company's software components, maintenance fees and customer service fees. In addition, the Company earns revenues from the selling other companies' hardware and software products. The Company accounts for revenue in conformity with Statements of Position (``OP'') 91-1 and 81-1.

               In accordance with SOP 91-1, revenue from IBS-90 and Abraxsys license fees are recognized upon delivery to the customer, provided no significant vendor obligations remain and collection of the resulting receivable is deemed probable.

               The Company recognizes revenues from its OpenTrade and TradeWizard products according to the percentage of completion method as costs are incurred (cost to cost basis) in conformity with SOP 81-1. A prudent estimate is made of the profit attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty. If the estimate indicates a loss, the entire loss is accrued
                                         16


          immediately. The amount by which revenue exceeds billings to customers is shown as unbilled accounts receivable.

               Maintenance revenues are recognized on an incremental basis over the period of the contract, the unrecognized portion is recorded as deferred income. Customer service revenues are recognized as revenue as work is performed and invoiced by the Company. The Company's contracts with its customers typically provide for payments to be made pursuant to specified schedules, some of which payments are received prior to delivery to the customer. Such payments received prior to delivery are not recognized by the Company as revenue, but are reflected as deferred income on the Company's consolidated balance sheet. Revenues recognized in accordance with SOP-91-1 or SOP-81-1 and not yet invoiced are recorded as accrued income on the Company's consolidated balance sheet.

               Cost of software products consisted of the amortization of capitalized software products, of the cost of third party products included in the Company's contractual deliverables and of agency commission incurred. Other costs of software products, such as the costs of making copies from the product masters and physical packing of the Company's software are immaterial. Costs are allocated to maintenance and customer service revenues in proportion to their respective revenues. Management believes that such allocations are reasonable.


          Comparison of fiscal quarters
                                         17



               The increase in revenues from $817,000 for the three month period ending July 31, 1994 to $7,193,000 for the three month period ending July 31, 1995 is primarily due to revenues of the operating subsidiaries acquired during the fiscal year ended April 30, 1995.

               Costs of software products increased from $6,000 for the three months ended July 31, 1994 to $693,000 for the three months ended July 31, 1995 due to the incorporation of costs of third party products delivered with the Company's products in the three month period ended July 31, 1995 and a full quarter's amortization of software recognized on the acquisition of the operating subsidiaries purchased during the year ended April 30, 1995.

               Cost of maintenance and customer services increased from $266,000 for the three months ended July 31, 1994 to $1,056,000 for the three months ended July 31, 1995 mainly due to the addition of the maintenance and customer service costs of the operating subsidiaries acquired during the fiscal year ended April 30, 1995.

               Selling, general and administrative costs increased from $1,201,000 for the three months ended July 31, 1994 to $4,425,000 for the three months ended July 31, 1995, mainly due to the addition of the selling, general and administrative costs of the operating subsidiaries acquired during the fiscal year ended April 30, 1995. Selling, general and administrative costs as a
                                         18


          percentage of revenue decreased from 147% for the three months ended July 31, 1994 to 62% for the three months ended July 31, 1995 due to greater operating efficiency realized through the restructuring of the Company in the fiscal year ended April 30, 1995.

               The Company's profit after costs of revenue, consisting of total revenues minus costs of software products, costs of maintenance and costs of customer service, was $4,647,000 for the three month period ended July 31, 1995 as compared to $456,000 for the three month period ended July 31, 1994. This improvement is a result of the gross contribution of the operating subsidiaries acquired during the fiscal year ended April 30, 1995.

               The Company's operating loss was $227,000 for the three month period ended July 31, 1995 as compared to an operating loss of $7,786,000 for the three month period ended July 31, 1994. This improvement is a result of the contribution of the operating subsidiaries acquired during the fiscal year ended April 30, 1995, and of the write off of acquired in-process development in the amount of $7,000,000 in the three month period ended July 31, 1994. There was no such write off in the three month period ended July 31, 1995.

               The Company incurs expenses in British Pounds, Hong Kong dollars, Singapore dollars and United States dollars. Similarly, revenues are invoiced in a variety of currencies, the most significant of which are British Pounds, United States dollars,
                                         19


          Deutsche Marks and Swiss Francs. The Company does not engage in any hedging activity.

               The Company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


          Liquidity and Capital Resources

               During the three month period ended July 31, 1995 the Company issued stock for a total consideration of approximately $1,161,000 used to fund working capital requirements and in the conversion of subordinated debt.

               At July 31, 1995, the Company had a working capital deficiency of approximately $9,099,000 as compared to a working capital deficiency of $9,006,000 at April 30, 1995. Certain liabilities formerly recorded as long term, have repayment dates that are less than one year and consequently have been reclassified, at July 31, 1995, as current.

               The Company expects to fund continuing operations from current revenues. It intends, however, to the extent required to re-finance outstanding debt in fiscal 1996, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a placement agent or underwriter.


                                         20


               Since July 31, 1995, the Company has sold its securities to investors for an aggregate consideration of approximately $1,250,000. The Company has agreed a revised repayment schedule with Digital Equipment Co. Limited, the former owner of the
          Company's subsidiary MTi Trading Systems Limited. Under the revised schedule, the Company will make monthly payments, completing the acquisition at the end of January 1996.

               The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to realize sufficient revenues from operations.

               The Company has pledged all accounts receivables of one of its US subsidiaries and has agreed to pledge all of its UK, Singapore and Honk Kong subsidiaries' accounts receivable, its stock ownership in New Paradigm Software Corp. ("NPSC") and a software product known as Genesis to secure a $950,000 promissory note.

               The Company has pledged all the tangible and intangible assets of MTi Trading Systems Limited to Digital Equipment Co. Limited to guarantee its performance under a certain stock purchase agreement and loan assignment.


                                       PART II
                                  OTHER INFORMATION


                                         21


          Item 1.        Legal Proceedings

          Matter involving Barrington Fludgate v. MTI

          On July 26, 1995, Fludgate commenced an action in the New York State Supreme Court, New York County, claiming breach of contact and a violation of New York State Labor Law. The action claims specific damages of an aggregate of $3,500,000 and additional unspecified damages. The Company has interposed an answer to the complaint, which includes specific affirmative defenses as well as a counterclaim.

          The legal action in the New York State Supreme Court is in the preliminary stages, and based upon the information provided by the Company and the prior legal action which was dismissed in the United States District Court, there appears to be a meritorious defense to the claim of Mr. Fludgate in this action.


          Claim of Howard Schraub

          Howard Schraub instituted an action against the Company in the New York State Supreme Court, New York County, for the sum of $122,000. The Company has agreed to a tentative settlement agreement with Mr. Schraub wherein the Company will pay the amount due to him and, at its option, provide a portion of the
          settlement amount       in shares of common stock of the  Company
          which contain registration  rights.  The  settlement has not  yet

                                         22


          been finalized, and it is anticipated that the claim will be settled prior to September 30, 1995.

          Claim of Edelson Technology Partners, III ("Edelson")

          Edelson instituted a suit in the New York State Supreme Court, New York County, claiming the sum of $250,000 plus interest and attorneys' fees. The basis of the suit was a promissory note issued by the Company. The Company has entered into a settlement arrangement with Edelson based upon the payment of the sum under the Note due plus interest, and, in addition, Edelson has agreed to provide consulting services for the Company. Edelson agreed to suspend its suit as a result of the settlement arrangement.

          Claim of Registration Rights for Unit Holders of the Company

          The Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share in 1993 and 1994. The Private Placement terms involved registration rights to the Unit Holders which further provided for the Company to use its best efforts to register the shares and the additional shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement for the underlying shares and was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would file a new registration for Unit Holders within a reasonable time. A number of Unit Holders have made claims against the Company, alleging that the Company agreed to afford Unit Holders options
                                         23


          to purchase shares of Common Stock at a below market price as a form of compensation to Unit Holders for losses occurring as a result of the Company's not proceeding with the Registration of their shares. The Company has issued an offer to Unit Holders to issue to those Unit Holders who were included in the registration statement which was withdrawn, two shares of the Company's common stock per unit so that Unit Holders would be compensated for any loss sustained as a result of the registration which was withdrawn by the Company. The Company is awaiting a response from the Unit Holders as to whether or not they will agree to the proposed settlement.

          Claim of Sharon F. Merrill

          Ms. Merrill received 250,000 shares of restricted stock as a result of the acquisition of the shares of MTI Merken, Inc. in 1992. In that regard, the Company agreed to use its best efforts to register Ms. Merrill's shares within 180 days from the acquisition date. A claim has been made that the Company has not used its best efforts and that Ms. Merrill has sustained losses as a result of the price of the shares of MTI and, resultantly, Ms. Merrill has claimed a loss of $450,000. The Company's position is that it has used its best efforts with respect to the registration of the shares owned by Ms. Merrill. The Company is currently negotiating a resolution with Ms. Merrill.

          The Company is not a party to any other material litigation.

          Item 6.   Exhibits and Reports on Form 8-K.
                                         24

          Exhibit 27.  Financial Data Schedule

          Current reports on Form 8-K filed during the quarter ended July 31, 1995:

          Form  Report Date Item Reported           Financial
                                                    Statements
                                                    Filed

          8-K   April 28,   5, election of new      None
                1995        directors
          8-K   April 28,   5, annual               None
                1995        shareholders' meeting
          8-K   May 3, 1995 5, equity financing     None
          8-K   May 9, 1995 4, change of            None
                            accountant
          8-K   May 23,     5, equity financing     None
                1995
          8-K   June 16,    5, debt conversion      None
                1995
          8-K   August 9,   5, resignation of an    None
                1995        officer


                                      SIGNATURE



                                         25


          Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


          Dated:  New York, New York
          September 19, 1995


                                        Management Technologies, Inc.
                                        (Registrant)



                                        By: /s/ Nigel J. Cole
                                           ------------------


                                             Nigel J. Cole
                                             Chief Financial Officer