Form 10QSB
period 1995-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1995-12-20
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934


For the quarterly period ended  October 31, 1995
                               -----------------


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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of December 15, 1995
--------------------------------------    -----------------------------------

Common Stock, par value $.01 per share            15,773,281

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---



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

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of October 31, 1995
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statement of Cash Flows
     Notes to Financial Statements





          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                            (in $'000)


                                             October 31 April 30,
                                                1995       1995
ASSETS                                      (unaudited)
Current assets:
   Cash                                             357        833
   Accounts receivable; billed                    2,598      4,655
                                                  2,085      1,618
   unbilled
   Prepaid expenses and other current             1,218      1,803
   assets

   TOTAL CURRENT ASSETS                           6,258      8,909
Property and equipment, net of accumulated        1,238      1,810
depreciation
Intangible assets, less accumulated              13,852     14,663
amortization
Capitalized software development                  1,031
Other assets                                          0      1,839

TOTAL  ASSETS                                    22,379     27,221


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                               3,497      2,898
   Accrued expenses                               3,744      4,545
   Taxes payable                                  2,824      2,053
   Note payable on acquisition                    2,244      3,607
   Deferred income                                2,549      3,632
   Lease liabilities                                 95
   Other current liabilities                        630      1,180

   TOTAL CURRENT LIABILITIES                     15,583     17,915
Loans payable                                         0
Non current note payable on acquisition               0      1,766
Other long term liabilities                         173      1,521

   TOTAL  LIABILITIES                            15,756     21,202

Stockholders' equity
   Common stock $.01 par value. Authorized
   shares, 200,000,000
           issued shares 14,540,169                 200        140
   Additional paid in capital                    45,366     42,472
   Accumulated deficit                         (38,694)   (36,063)
   Foreign currency translation adjustment        (250)      (530)

   TOTAL STOCKHOLDERS' EQUITY                     6,622      6,019

   TOTAL LIABILITIES AND STOCKHOLDERS'           22,378     27,221

   EQUITY



  The accompanying notes are an integral part of these financial statements



                  MANAGEMENT TECHNOLOGIES, INC.
                         AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY
                   (In $000 except share data)


                                   Additio
                                     nal
                    Common  Stock  paid inRetaine Transla  Total
                                             d     tion
                    stock   amount capitalEarning Adjustm
                                             s      ent



Balances at July  16,362,7     160  43,613(36,578   (429)    6,766
31, 1995                 32                     )



Sale of common      100,000      1      99                   1,793
shares


Shares subscribed 3,374,66      34   1,659
but not issued            1



Net income (loss)                         (2,116)          (2,116)
for the year



Translation                                           179      179
adjustment




Balances at       19,837,3     195  45,371(38,694   (250)    6,622
October 31, 1995         93                     )



Less shares to be 4,086,32
issued                    6


Total issued and  15,751,0
outstanding at           67
October 31, 1995



  The accompanying notes are an integral part of these financial statements



                     MANAGEMENT TECHNOLOGIES, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

             Three months ended October 31, 1995 and 1994
                              (in $'000)


                                                       1995        1994
                                                (unaudited) (unaudited)
Revenues
    Software products                                 1,494       3,572
    Maintenance fees                                  1,735         854
    Customer service fees                             1,285         523


    TOTAL REVENUE                                     4,514       4,949


Cost and
expenses
    Costs of software                                   526          93
    products
    Costs of                                          1,115         650
    maintenance
    Costs of customer                                   874         335
    service
    Selling, general and                              4,578       2,719
    administrative
    Amortization of                                     184          87
    Intangible assets
    Depreciati                                          244          91
    on
    Write off of acquired research and
    development


    TOTAL COSTS AND EXPENSES                          7,521       3,975


LOSS FROM OPERATIONS                                (3,007)         974
Profit on disposal of/(write down of investment       1,064
in) affiliate
Interest                                              (173)       (106)
(expense)


NET LOSS                                            (2,116)         868




Net profit/loss per share                            (0.12)        0.15
outstanding
Net profit per share, fully diluted                                0.08

Weighted average number of common shares         18,100,062   5,858,810
outstanding
Weighted average number of common shares and                 10,984,460
common share equivalents outstanding

    The accompanying notes are an integral part of these financial statements

                     MANAGEMENT TECHNOLOGIES, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              Six months ended October 31, 1995 and 1994
                              (in $'000)



                                                          1995     1994
                                                      (unaudit (unaudit
                                                           ed)      ed)
Revenues
    Software products                                    4,847    3,883
    Maintenance fees                                     3,782    1,208
    Customer service fees                                3,078      675


    Total Revenues                                      11,707    5,766


Cost and expenses
    Costs of software products                           1,422       99
    Costs of maintenance                                 2,171      916
    Costs of customer service                            1,671      424
    Selling, general and administrative                  9,003    3,920
    Amortization of Intangible assets                      166      103
    Depreciation                                           507      117
    Write off of acquired research and development                7,000


    Total costs and expenses                            14,940   12,579

     Loss from                                         (3,233)  (6,813)
    operations

Profit on disposal of/(write down of investment in)      1,064  (1,112)
affiliate
Interest expense                                         (463)    (126)


Net loss                                               (2,631)  (8,051)




Net loss per share outstanding                          (0.15)   (1.71)

Weighted average number of common shares outstanding  17,188,7 4,697,04
                                                            81        3

    The accompanying notes are an integral part of these financial statements



            MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in  $ 000)


                                               Six months ended October
                                                         31,
                                                  1995         1994
Cash flow from operating activities
 Net income (loss)                                 (2,631)      (8,051)
  Adjustments to reconcile net income (loss)
  to net cash
  provided by (used in) operating activities
   Capitalization of software development          (1,041)
   Write off investment in affiliate                 (923)          647
   Depreciation and amortization                     1,016          257
   Write down of acquired research and                            7,000
   development
   Changes in assets and liabilities net of
   effects from acquisitions:
    (Increase) Decrease in accounts                  2,001      (1,715)
    receivable
    (Increase) Decrease in unbilled accounts         (498)           34
    receivable
    (Increase) Decrease in other current               560        (488)
    assets
    Increase (Decrease) in accounts payable            658        (408)
    Increase (Decrease) in accrued expenses          (777)        1,443
    Increase (Decrease) in payroll taxes               810          188
    payable
    Increase (Decrease) in notes and loans             (0)        1,200
    payable
    Increase (Decrease) in deferred income         (1,039)      (1,025)
    Increase (Decrease) in lease liabilities         (242)
    Increase/(Decrease) in other liabilities             0

Net cash provided by (used in) operating           (2,108)        (918)
activities

Cash  flows from investing activities:
 Payment for Winter Partners net of cash                        (5,009)
 acquired
 Cash paid for DESISCo less cash acquired            (926)
 Proceeds from disposal/(purchase) of fixed             43         (71)
 assets

Net cash provided (used in) from investing           (884)      (5,080)
activities:

Cash flow from financing activities
 Proceeds from notes payable                             0        1,000
 Repayment of notes payable                          (275)        (662)
 Proceeds from issuance of common stock              2,596        6,156

Net cash provided in financing activities            2,321        5,080

Effect of exchange rate on cash                        195        (195)


INCREASE IN CASH  AND CASH EQUIVALENTS               (475)          301
CASH AND CASH EQUIVALENTS - BEGINNING OF               833          190
PERIOD


CASH AND CASH EQUIVALENTS - END OF PERIOD              357          491


Supplemental disclosure of cash flow
information
  Cash paid during the fiscal quarter for                             0
  interest
Non-cash financing activities
    The accompanying notes are an integral part of these financial statements



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

2. Net loss per share for the three months ended October 31, 1995 and for the six months ended October 31, 1995 are computed based upon the weighted average number of common shares outstanding and exclude common stock equivalents as they would be anti-dilutive.

3. Taxes payable comprise payroll deductions plus estimated penalties and interest for late payment.

4. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal products are IBS-90, Abraxsys, OpenTrade and TradeWizard. Abraxsys and IBS-90 are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys has reached the technological feasibility phase during the quarter ended July 31, 1995 and its development costs during the quarter ended October 31, 1995 have been capitalized, accordingly. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is UNIX. OpenTrade is a software product that provides a platform for distributing real-time financial information within the trading
room environment.   OpenTrade is used by 50 customers supporting 6,000 trading positions. TradeWizard is an advanced software product for the integration of information and applications at the users' desktop. It is installed at some 1,000 positions. TradeWizard has reached the technological feasibility stage during the quarter ended July 31, 1995 and its development costs in the quarter ended October 31, 1995 have been capitalized, accordingly. The Company also markets and licenses its ManTec line of integrated software packages for
financial institutions through an agent.   The Company no longer directly
supports its ManTec product line. The Company's agent provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.



The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company earns revenues from the selling other companies' hardware and software products. The Company accounts for revenue in conformity with Statements of Position (`SOP'') 91-1 and 81-1.

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


Comparison of fiscal quarters

The Company has booked significant sales of its products in the three month period ending October 31, 1995. However, the Company's lack of working capital has constrained the Company from completing the work necessary to complete and recognize income from these sales during the three month period ending October 31, 1995. Consequently the revenue from these sales will be recognized during the second six months of the current fiscal year. The decrease in revenues to $4,514,000 for the three month period ending October 31, 1995 from $4,949,000 for the three month period ending October 31, 1994 is primarily due to a backlog of revenues being recognized in Fiscal 1995 in the then newly acquired Winter Partners subsidiaries, in addition to the lack of working capital discussed above.

The increase in revenues to $11,707,000 for the six month period ending October 31, 1995 from $5,766,000 for the six month period ending October 31, 1994 is primarily due to revenues of the operating subsidiaries acquired during the fiscal year ended April 30, 1995.

Costs of software products increased to $526,000 for the three months ended October 31, 1995 from $93,000 for the three months ended October 31, 1994,, and to $1,422,000 for the six months ended October 31, 1995 from $99,000 for the six months ended October 31, 1994, due to the incorporation of costs of third party products delivered with the Company's products in the three month period ended October 31, 1995 and to the amortization of software recognized on the acquisition of the operating subsidiaries purchased during the year ended April 30, 1995.

Cost of maintenance and customer services increased to $1,989,000 for the three months ended October 31, 1995 from $985,000 for the three months ended October 31, 1994, and to $3,842,000 for the six months ended October 31, 1995 from $1,340,000 for the six months ended October 31, 1994 mainly due to the addition of the maintenance and customer service costs of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995 and the consequent increase in the size of the Company and in the number of the Company's employees.

Selling, general and administrative costs increased to $4,578,000 for the three months ended October 31, 1995 from $2,719,000 for the three months ended October 31, 1994, and to $9,003,000 for the six months ended October 31, 1995 from $3,920,000 for the six months ended October 31, 1994, mainly due to the addition of the selling, general and administrative costs of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995 and the consequent increase in the size of the Company and in the number of the Company's employees.

The Company's profit after costs of revenue, consisting of total revenues minus costs of software products, costs of maintenance and costs of customer service, was $1,999,000 for the three month period ended October 31, 1995 compared to $3,871,000 for the three month period ended October 31, 1994, and $6,443,000 for the six month period ended October 31, 1995 compared to $4,327,000 for the six month period ended October 31, 1994. This improvement is a result of the gross contribution of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995.

The Company's operating loss was $3,007,000 for the three month period ended October 31, 1995 compared to an operating profit of $974,000 for the three month period ended October 31, 1994 resulting from additional costs associated with the restructuring of the Company's operations and management during the period. This restructuring has resulted in the achievement of a reduction in annual operating costs of $5,000,000. The Company's operating loss was $3,233,000 for the six month period ended October 31, 1995 compared to an operating loss of $6,813,000 for the six month period ended October 31, 1994 due to the write off, in 1994 of acquired research and development following on the acquisition of the Winter Partners subsidiaries

The Company, as part of an elimination of debt, disposed of its interest in New Paradigm Software Corporation (`NPSC'') during the quarter ended October 31, 1995. Consequently, the Company recognized a profit on disposal of $1,064,000 on disposal. In the six month period ended October 31, 1994, the Company wrote off its investment in NPSC recognizing a loss of $1,112,000.



The Company incurs expenses in British Pounds, Hong Kong dollars, Singapore dollars and United States dollars. Similarly, revenues are invoiced in a variety of currencies, the most significant of which are British Pounds, United States dollars, Deutsche Marks, French Francs and Swiss Francs. The Company does not engage in any hedging activity.

The Company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


Liquidity and Capital Resources

During the three month period ended October 31, 1995 the Company issued stock for a total consideration of approximately $1,793,000 used to fund working capital requirements.

At October 31, 1995, the Company had a working capital deficiency of approximately $9,325,000 as compared to a working capital deficiency of $9,006,000 at April 30, 1995.

The Company expects to fund continuing operations from current revenues. It intends, however, to the extent required to re-finance outstanding debt in fiscal 1996, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a placement agent or underwriter.

Effective December 15, 1995 the Company has arranged external staged financing totalling $8,500,000. The financing includes the issue of stock to management and staff of the Company together with a convertible debenture with terms leading to forced conversion on or before December 31, 1997. The Company will, under the terms of this agreement, receive a total of $2,250,000 immediately with the full balance due to be received in stages before April 30, 1995. The effect of this arrangement, if it took effect as of October 31, 1995, would be to reduce the working capital deficiency to $7,075,000 immediately and to $1,325,000 by April 30, 1996. The Company expects, by achieving profitable trading in the second six months of Fiscal 1996, to eliminate the working capital deficiency by April 30, 1996.

The Company has agreed a revised repayment schedule with Digital Equipment Co. Limited, the former owner of the Company's subsidiary MTi Trading Systems Limited. Under the revised schedule, the Company will make monthly payments, completing the acquisition at the end of January 1996. The Company has pledged all the tangible and intangible assets of MTi Trading Systems Limited to Digital Equipment Co. Limited to guarantee its performance under the associated stock purchase agreement and loan assignment.


The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to realize sufficient revenues from operations.




                                    PART II
                               OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
1.   Matter involving Barrington Fludgate

     On 26 July 1995, Fludgate commenced an action in the New York State Supreme Court, New York County claiming breach of contract and a violation of New York State Labour Law. The action claims specific damages of an aggregate of $3,500,000 and additional unspecified damages. The Company has interposed an answer to the complaint, which includes specific affirmative defences as well as a counterclaim.
     The legal action in the New York State Supreme Court is in the preliminary stages and based upon the information provided by the Company and the prior legal action which was dismissed in the United States District Court, there appears to be a meritorious defence to the claim of Mr Fludgate in this action.


2.   Matter involving MCI Telecommunications Corporate (`MCI'')
     Sublease 335 Madison Avenue

     The Company's Landlord, MCI, has asserted a claim for approximately $426,000 against the Company as a result of past due rent under its Sublease for space occupied by MTi and/or claimed affiliated companies.
     The Company and MCI have settled the matter for the sum of $300,000 payable on an instalment payment basis. The Company has paid the initial $50,000 and the balance is required to be paid over a six month period. The Company has agreed to provide a Confession of Judgement which is being held in escrow by the attorney for MCI. In the event of a default, MCI can proceed to enter a judgement against the Company for the sum of $507,968 crediting the amount paid by the Company. The difference between the settlement amount and the confession of judgement or $300,000 has not been provided for. The Company has not made a certain payment due and has received a notification of default from MCI.

3.   Claim of Howard Schraub

     Howard Schraub instituted an action against the Company in the New York State Supreme Court, New York County for the sum of $184,000. The Company and Schraub agreed to settle the claim and are in the process of finalizing the settlement agreement.

4.   Claim of Edelson Technology Partners, III (`Edelson'')
     Edelson has instituted a suit in the New York State Supreme Court, New York County claiming the sum of Pounds250,000 plus interest and attorneys' fees. The basis of the suit is a promissory note issued by the Company. The Company is contesting the action based upon a prior settlement agreement with the Company.


5.   Claim of Registration Rights for Unit Holders of the Company

     In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class `C'' Warrants to purchase three (3) shares of Common Stock at $1.19 per share, subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a certain warrant agreement. The Private Placement terms involved registration rights to the Unit Holders which further provided for the Company to use its best efforts to register the shares and the additional shares underlying the Class `C'' Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. No such registration statement has been file at this date.

     A number of Unit Holders have made claims against the Company, alleging that the Company agreed to afford Unit Holders options to purchase shares of Common Stock at a below market price as a form of compensation to Unit Holders for losses occurring as a result of the Company's not proceeding with the Registration of their shares. The Company has issued an offer to Unit Holders to issue to those Unit Holders who were included in the registration statement which was withdrawn, two shares of the Company's common stock per unit so that Unit Holders would be compensated for any loss sustained as a result of the registration which was withdrawn by the Company. A number of unit holders have returned a favourable response. The Company is still responsible to file a registration statement. The cost of such a filing is not expensed but applied against the Additional Paid in Capital. The Company can reasonably expect to pay $100,000 is awaiting a response from the Unit Holders as to whether or not they will agree to the proposed settlement.

6. MTi and IBS Ketel Ltd (`IBS'') - matter pending in the New York State Supreme Court

     The Company has commenced an action against IBS in an attempt to rescind its agreement with IBS and recover the sum of $100,000 paid to IBS. IBS is in default and the Company is proceeding to enter a judgement. Information to date is that IBS has discontinued operation of its business so that collection of a judgement is doubtful.

     In addition, Sam Koo, the principal executive officer of IBS has asserted a claim for $21,607.71 for expenses.

7.   Claim of Sharon F Merrill

     Ms Merrill received 250,000 shares of restricted stock as a result of the acquisition of the shares of MTi Merken Inc. in 1992. In that regard, the Company agreed to use its best efforts to register Ms Merrill's shares within 180 days from the acquisition date. A claim has been made that the Company has not used its best efforts and that Ms Merrill has sustained losses as a result of the price of the shares of MTi and resultantly Ms Merrill has claimed a loss of $450,000. The Company's position is that it has used its best efforts with respect of the registration of the shares owned by Ms Merrill.

8.   Rosanne Milazzo (`Milazzo'')
     Rosanne Milazzo acted as a consultant for the Company to assist in selling a software product called IBS II Plus. This relationship was terminated by MTi in August 1994. Milazzo claims breach of contract and damages of $252,350. Milazzo has filed a law suit against the Company in the New York State Supreme Court, New York County.

9.   Napoleon Securities (``apoleon'')

     Napoleon participated in a private placement and raised a claim related to an alleged agreement under which the Company agree to repurchase the
     securities.   Napoleon filed suit in the Circuit Court of Cook County,
     Illinois.

The Company is not a party to any other material litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1995:

FORM  REPORT DATE         ITEM REPORTED             FINANCIAL
                                                    STATEMENTS
                                                    FILED

8-K   August 9, 1995      5, resignation of an      None
                          officer
8-K   October 4, 1995     6, resignation of         None
                          directors
8-K   August 31, 1995     5, settlement of a major  None
                          contract
8-    September 29, 1995  5, debt forgiveness       None
K/A
8-K   December 1st, 1995  6, resignation of         None
                          directors






                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
December 20, 1995


                              Management Technologies, Inc.
                              (Registrant)



                              By: /s/ Peter Morris
                                 -----------------


                                   Peter Morris