Form 10QSB/A
period 1995-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1996-01-11
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               FIRST AMENDMENT TO
                                  FORM 10-QSB
                                ON FORM 10-QSB/A

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





          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                            (in $'000)


                                             October 31 April 30,
                                                1995       1995
ASSETS                                      (unaudited)
Current assets:
   Cash                                             357        833
   Accounts receivable; billed                    2,598      4,655
                                                  2,085      1,618
   unbilled
   Prepaid expenses and other current             1,218      1,803
   assets

   TOTAL CURRENT ASSETS                           6,258      8,909
Property and equipment, net of accumulated        1,238      1,810
depreciation
Intangible assets, less accumulated              13,851     14,663
amortization
Capitalized software development                  1,031
Other assets                                          0      1,839

TOTAL  ASSETS                                    22,378     27,221


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                               3,497      2,898
   Accrued expenses                               3,744      4,545
   Taxes payable                                  2,824      2,053
   Note payable on acquisition                    2,244      3,607
   Deferred income                                2,549      3,632
   Lease liabilities                                 95
   Other current liabilities                        630      1,180

   TOTAL CURRENT LIABILITIES                     15,583     17,915
Loans payable                                         0
Non current note payable on acquisition               0      1,766
Other long term liabilities                         173      1,521

   TOTAL  LIABILITIES                            15,756     21,202

Stockholders' equity
   Common stock $.01 par value. Authorized
   shares, 200,000,000
           issued shares 19,837,393                 195        140
   Additional paid in capital                    45,371     42,472
   Accumulated deficit                         (38,694)   (36,063)
   Foreign currency translation adjustment        (250)      (530)

   TOTAL STOCKHOLDERS' EQUITY                     6,622      6,019

   TOTAL LIABILITIES AND STOCKHOLDERS'           22,378     27,221
   EQUITY



  The accompanying notes are an integral part of these financial statements



                  MANAGEMENT TECHNOLOGIES, INC.
                         AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY
                   (In $000 except share data)


                                   Additio
                                     nal
                    Common  Stock  paid inRetaine Transla  Total
                                             d     tion
                    stock   amount capitalEarning Adjustm
                                             s      ent



Balances at July  16,362,732   160  43,613(36,578)   (429)    6,766
31, 1995



Sale of common      100,000      1      99                     100
shares



Shares subscribed 3,374,661      34   1,659                   1,693
but not issued



Net income (loss)                         (2,116)          (2,116)
for the year



Translation                                           179      179
adjustment




Balances at       19,837,393   195  45,371(38,694)   (250)    6,622
October 31, 1995



Less shares to be 4,086,326
issued


Total issued and  15,751,067
outstanding at
October 31, 1995



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

    The accompanying notes are an integral part of these financial statements


                     MANAGEMENT TECHNOLOGIES, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              Six months ended October 31, 1995 and 1994
                              (in $'000)



                                                          1995     1994
                                                      (unaudit (unaudit
                                                           ed)      ed)
Revenues
    Software products                                    4,847    3,883
    Maintenance fees                                     3,782    1,208
    Customer service fees                                3,078      675


    Total Revenues                                      11,707    5,766


Cost and expenses
    Costs of software products                           1,219       99
    Costs of maintenance                                 2,171      916
    Costs of customer service                            1,671      424
    Selling, general and administrative                  9,003    3,920
    Amortization of Intangible assets                      369      103
    Depreciation                                           507      117
    Write off of acquired research and development                7,000
    Total costs and expenses                            14,940   12,579


     Loss from                                         (3,233)  (6,813)
    operations

Profit on disposal of/(write down of investment in)      1,064  (1,112)
affiliate
Interest expense                                         (462)    (126)


Net loss                                               (2,631)  (8,051)




Net loss per share outstanding                          (0.15)   (1.71)

Weighted average number of common shares outstanding 17,188,781 4,697,043


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



The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company earns revenues from the selling other companies' hardware and software products. The Company accounts for revenue in conformity with Statements of Position (`SOP') 91-1 and 81-1.

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

The increase in revenues to $11,707,000 for the six month period ending October 31, 1995 from $5,766,000 for the six month period ending October 31, 1994 is primarily due to revenues of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995.

Costs of software products increased to $526,000 for the three months ended October 31, 1995 from $93,000 for the three months ended October 31, 1994, and to $1,219,000 for the six months ended October 31, 1995 from $99,000 for the six months ended October 31, 1994, due to the incorporation of costs of third party products delivered with the Company's products in the three month period ended October 31, 1995 and to the amortization of software recognized on the acquisition of the Winter Partners subsidiaries purchased during the year ended April 30, 1995.

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

The Company's profit after costs of revenue, consisting of total revenues minus costs of software products, costs of maintenance and costs of customer service, was $1,999,000 for the three month period ended October 31, 1995 compared to $3,871,000 for the three month period ended October 31, 1994, and $6,646,000 for the six month period ended October 31, 1995 compared to $4,327,000 for the six month period ended October 31, 1994. This improvement is a result of the gross contribution of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995.

The Company's operating loss was $3,007,000 for the three month period ended October 31, 1995 compared to an operating profit of $974,000 for the three month period ended October 31, 1994 resulting from additional costs associated with the restructuring of the Company's operations and management during the period. This restructuring has resulted in the achievement of a reduction in annual operating costs of $5,000,000. The Company's operating loss was $3,233,000 for the six month period ended October 31, 1995 compared to an operating loss of $6,813,000 for the six month period ended October 31, 1994 due to the write off, in 1994 of acquired research and development following on the acquisition of the Winter Partners subsidiaries.

The Company, as part of an elimination of debt, disposed of its interest in New Paradigm Software Corporation (`NPSC') during the quarter ended October 31, 1995. Consequently, the Company recognized a profit on disposal of $1,064,000 on disposal. In the six month period ended October 31, 1994, the Company wrote off its investment in NPSC recognizing a loss of $1,112,000.
The Company incurs expenses in British Pounds, Hong Kong dollars, Singapore dollars and United States dollars. Similarly, revenues are invoiced in a variety of currencies, the most significant of which are British Pounds, United States dollars, Deutsche Marks, French Francs and Swiss Francs. The Company does not engage in any hedging activity.

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


2.   Matter involving MCI Telecommunications Corporate (`MCI')
     Sublease 335 Madison Avenue

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

4.   Claim of Edelson Technology Partners, III (`Edelson')

     Edelson has instituted a suit in the New York State Supreme Court, New York County claiming the sum of Pounds250,000 plus interest and attorneys' fees. The basis of the suit is a promissory note issued by the Company. The Company is contesting the action based upon a prior settlement agreement with the Company.


5.   Claim of Registration Rights for Unit Holders of the Company

     In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class `C' Warrants to purchase three (3) shares of Common Stock at $1.19 per share, subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a certain warrant agreement. The Private Placement terms involved registration rights to the Unit Holders which further provided for the Company to use its best efforts to register the shares and the additional shares underlying the Class `C' Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. No such registration statement has been file at this date.

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

6. MTi and IBS Ketel Ltd (`IBS') - matter pending in the New York State Supreme Court

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

8.   Rosanne Milazzo (`Milazzo')
     Rosanne Milazzo acted as a consultant for the Company to assist in selling a software product called IBS II Plus. This relationship was terminated by MTi in August 1994. Milazzo claims breach of contract and damages of $252,350. Milazzo has filed a law suit against the Company in the New York State Supreme Court, New York County.

9.   Napoleon Securities (`Napoleon')

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






                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
January 11, 1996


                              Management Technologies, Inc.
                              (Registrant)



                              By: /s/ Peter Morris
                                 -----------------


                                   Peter Morris
                                   President and Chief Operating Officer