Form 10QSB
period 1996-01-31
MANAGEMENT TECHNOLOGIES INC
filed 1996-03-12
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  January 31, 1996
                               -----------------


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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of March 11, 1996
--------------------------------------    --------------------------------

Common Stock, par value $.01 per share            22,069,402

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---





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

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of January 31, 1996
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statement of Cash Flows
     Notes to Financial Statements








       MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                         (in $'000)



                                           January   April
                                             31       30,
                                            1996     1995
ASSETS                                    (unaudit  audited
                                             ed)
Current assets:
  Cash                                          685      833
  Accounts receivable; billed                 3,911    4,655
                                              2,250    1,618
  unbilled
  Prepaid expenses and other current          1,535    1,803
  assets

  TOTAL CURRENT ASSETS                        8,381    8,909


Property and equipment, net of accumulated      986    1,810
depreciation
Intangible assets, less accumulated          13,561   14,663
amortization
Capitalized software development             1, 934
Other assets                                      0    1,839

TOTAL  ASSETS                                24,862   27,221


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                            2,038    2,898
  Accrued expenses                            3,000    4,545
  Taxes payable                               3,967    2,053
  Note payable on acquisition                 2,202    3,607
  Deferred income                             2,649    3,632
  Lease liabilities                              78
  Other current liabilities                     665    1,180

  TOTAL CURRENT LIABILITIES                  14,599   17,915

Loans payable                                 2,615
Non current note payable on acquisition           0    1,766
Other long term liabilities                     137    1,521

  TOTAL  LIABILITIES                         17,351   21,202


Stockholders' equity
  Common stock $.01 par value. Authorized
  shares, 200,000,000
          issued shares 20,387,552              201      140
  Additional paid in capital                 45,546   42,472
  Accumulated deficit                      (38,677) (36,063)
  Foreign currency translation adjustment       441    (530)

  TOTAL STOCKHOLDERS' EQUITY                  7,511    6,019

  TOTAL LIABILITIES AND STOCKHOLDERS'        24,862   27,221
  EQUITY


    The accompanying notes are an integral part of these
                    financial statements



        MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                  (In $000 except share data)


                                     Additi
                                      onal
                        Common Stock  paid  Retain Transl Total
                                       in     ed   ation
                        stock  amountcapita Earnin  Adjustment
                                        l     gs


Balances at October  19,837,393  19545,371 (38,694)  (250) 6,622
31, 1995


Sale of common shares  571,270      6   175                 181



Net income (loss) for                           17           17
the period



Translation adjustment                                691   691




Balances at 31,       20,408,663  20145,546 (38,677)    441 7,511
Janaury 1996


Less Shares to be       21,111
issued



Shares issued and      20,387,552
outstanding



The accompanying notes are an integral part of these financial statements
      MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS

              Three months ended January 31
                        (in $'000)


                                               1996   1995
                                          (unaudited)(unaudited)

REVENUES
   Software                                     976  4,164
   products
   Maintenance fees                           1,795  1,301
   Customer service                           2,716    889
   fees


   TOTAL REVENUE                              5,487  6,354


COST AND
EXPENSES
   Costs of                                     590    261
   software
   products
   Costs of                                     753    674
   maintenance
   Costs of                                     897    315
   customer service
   Selling, general and                       2,721  3,769
   administrative
   Write off of purchased research and               1,740
   development
   Amortization of                              181    120
   Intangible assets
   Deprecia                                     210    161
   tion


   TOTAL COSTS AND                            5,352  7,040
   EXPENSES


PROFIT/(LOSS) FROM                              135  (686)
OPERATIONS

Interest                                      (118)   (96)
(expense)


NET                                              17  (782)
PROFIT/(LOSS
)


Net profit (loss) per share outstanding       $0.00($0.10)
Net profit per share, fully diluted           $0.00

Weighted average number of common shares  20,123,028 8,042,306 outstanding
Weighted average number of common shares
and common share
   equivalent outstanding                 27,122,735



   The accompanying notes are an integral part of these
                   financial statements



      MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS

               Nine months ended January 31
                        (in $'000)


                                               1996   1995
                                          (unaudited) (unaudited)

REVENUES
   Software                                   5,823  8,047
   products
   Maintenance fees                           5,577  2,510
   Customer service                           5,794  1,564
   fees


   Total Revenues                            17,194 12,121


COST AND
EXPENSES
   Costs of                                   1,809    359
   software
   products
   Costs of                                   2,925  1,590
   maintenance
   Costs of                                   2,567    739
   customer service
   Selling, general and                      11,724  7,689
   administrative
   Write off of purchased research and               8,740
   development
   Amortization of                              550    223
   Intangible assets
   Deprecia                                     717    279
   tion


   Total costs and                           20,292 19,619
   expenses


LOSS FROM                                   (3,098)(7,498)
OPERATIONS

Profit on disposal of/(write down of          1,064(1,113)
investment in) affiliate
Interest                                      (580)  (222)
expense


NET LOSS                                    (2,614)(8,833)


Net (loss) per share outstanding            ($0.15)($1.46)

Weighted average number of common shares 17,474,416 6,063,208 outstanding



   The accompanying notes are an integral part of these
                   financial statements



       MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CASH FLOWS

               Nine months ended January 31,
                        (in  $ 000)

                                             1996     1995
Cash flow from operating activities
 Net income (loss)                          (2,614)  (8,833)
  Adjustments to reconcile net income
  (loss) to net cash
  provided by (used in) operating
  activities
   Write off of purchased research and                 8,740
   development
   Capitalisation of software development   (1,994)
   Write off investment in affiliate          (923)      647
   Depreciation and amortization              1,583      596
   Write down of acquired research and
   development
   Changes in assets and liabilities net
   of effects from acquisitions:
     (Increase) Decrease in accounts            586  (1,004)
     receivable
     (Increase) Decrease in unbilled          (760)       63
     accounts receivable
     (Increase) Decrease in other current       512  (1,604)
     assets
     Increase (Decrease) in accounts          (716)  (1,277)
     payable
     Increase (Decrease) in accrued         (1,444)      881
     expenses
     Increase (Decrease) in payroll taxes     2,086      586
     payable
     Increase (Decrease) in notes and            59    1,707
     loans payable
     Increase (Decrease) in deferred          (847)  (2,971)
     income
     Increase (Decrease) in lease             (283)
     liabilities
     Increase/(Decrease) in other                 0     (19)
     liabilities

Net cash provided by (used in) operating    (4,755)  (2,488)
activities

Cash  flows from investing activities:
 Payment for Winter Partners net of cash             (5,309)
 acquired
 Cash paid for DESISCo less cash acquired   (1,003)  (1,062)
 Proceeds from disposal/(purchase) of            44      107
 fixed assets

Net cash provided (used in) from investing    (959)  (6,264)
activities:

Cash flow from financing activities
 Proceeds from notes payable                  2,307    1,000
 Repayment of notes payable                   (239)    (662)
 Proceeds from issuance of common stock       2,777    7,501

Net cash provided in financing activities     4,845    7,839

Effect of exchange rate on cash                 722    1,133

INCREASE IN CASH  AND CASH EQUIVALENTS        (148)      220
CASH AND CASH EQUIVALENTS - BEGINNING OF        833      190
PERIOD

CASH AND CASH EQUIVALENTS - END OF PERIOD       685      410


Supplemental disclosure of cash flow
information
  Cash paid during the fiscal quarter for                  0
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

2. The net profits per share for the three months ended January 31, 1996 is computed based upon the weighted average of common shares and common stock equivalents outstanding. The net loss per share for the nine months ended January 31, 1996 is computed based upon the weighted average number of shares outstanding and exclude common stock equivalents as they would be anti-dilutive.

3. Taxes payable comprise deductions plus estimated penalties and interest for late payment.

4. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal products are IBS-90, Abraxsys, OpenTrade and TradeWizard. Abraxsys and IBS-90 are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys has reached the technological feasibility phase during the quarter ended July 31, 1995 and its development costs during the quarters ended October 31, 1995 and January 31, 1996 have been capitalized, accordingly. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is UNIX. OpenTrade is a software product that provides a platform for distributing real-time financial information within
the trading room environment.   OpenTrade is used by 50 customers supporting
6,000 trading positions. TradeWizard is an advanced software product for the integration of information and applications at the users' desktop. It is installed at some 1,000 positions. TradeWizard has reached the technological feasibility stage during the quarter ended July 31, 1995 and its development costs in the quarters ended July 31, 1995 October 31, 1995 and January 31, 1996 have been capitalized, accordingly. The Company also markets and licenses its ManTec line of integrated software packages for financial institutions through
an agent.   The Company no longer directly supports its ManTec product line.
The Company's agent provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

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

Comparison of fiscal quarters

The Company has booked significant sales of its products in the three month period ending January 31, 1996. The raising of new capital has allowed the Company to begin to recognise recognize income from these sales during the three month period ending January 31, 1996. The increase in revenues from $12,121,000 for the nine month period ending January 31, 1996 to $17,194,000 for the nine month period ending January 31, 1995 shows an increase of 42%. This reflects the successful acquisition of the two operating units of Winter Partners and MTi Trading Systems Limited.

Costs of software products increased to $590,000 for the three months ended January 31, 1996 from $261,000 for the three months ended January 31, 1995, and to $1,809,000 for the nine months ended January 31, 1996 from $359,000 for the nine months ended January 31, 1995, due the amortization of software recognized on the acquisition of the Winter Partners and Trading Systems subsidiaries purchased during the year ended April 30, 1995.

Cost of maintenance and customer services increased to $1,650,000 for the three months ended January 31, 1996 from $989,000 for the three months ended January 31, 1995, and to $5,492,000 for the nine months ended January 31, 1996 from $2,329,000 for the nine months ended January 31, 1995 mainly due to the addition of the maintenance and customer service costs of the Winter Partners and Trading Systems subsidiaries acquired during the fiscal year ended April 30, 1995 and the consequent increase in the size of the Company and in the number of the Company's employees.

Selling, general and administrative costs decreased to $2,721,000 for the three months ended January 31, 1996 from $3,769,000 for the three months ended January 31, 1995. This reflects permanent savings resulting from management restructuring undertaken during the previous fiscal quarter. However, the nine month period ending January 31, 1996 shows an increase to $11,724,000 from $7,689,000 for the nine months ended January 31, 1995. This is mainly due to the acquisition of the Winter Partners and Trading Systems Limited subsidiaries.

The Company's operating profit was $135,000 for the three month period ended January 31, 1996 compared to an operating loss of $686,000 for the three month period ended January 31, 1995. This continues to reflect the turnaround in the Company's fortunes from loss to profitable operations. The Company's operating loss was $3,098,000 for the nine month period ended January 31, 1996 compared to an operating loss of $7,498,000 for the nine month period ended January 31, 1995 due to the one time write off, in the nine months ended January 31, 1995 of acquired research and development following on the acquisition of the Winter Partners subsidiaries in the amount of $8,740,000, partially offset by an increase in cost of products and services and selling, general and administrative expenses as a result of the acquisition of the Trading Systems subsidiary.

The Company, as part of an elimination of debt, disposed of its interest in New Paradigm Software Corporation (`NPSC'') during the quarter ended October 31, 1995. Consequently, the Company recognized a profit on disposal of $1,064,000 on disposal. In the nine month period ended January 31, 1995, the Company wrote off its investment in NPSC recognizing a loss of $1,113,000.
The Company incurs expenses in British Pounds, Hong Kong dollars, Singapore dollars and United States dollars. Similarly, revenues are invoiced in a variety of currencies, the most significant of which are British Pounds, United States dollars, Deutsche Marks, French Francs and Swiss Francs. The Company does not engage in any hedging activity.

The Company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


Liquidity and Capital Resources

During the three month period ended January 31, 1996 the Company issued stock for a total consideration of approximately $2,777,000 used to fund working capital requirements.

At January 31, 1996, the Company had a working capital deficiency of approximately $6,218,000 as compared to a working capital deficiency of $9,006,000 at April 30, 1995.

The Company expects to fund continuing operations from current revenues. It intends, however, to the extent required to re-finance outstanding debt in fiscal 1996, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a placement agent or underwriter.

Effective December 15, 1995 the Company has arranged external staged financing totaling $8,500,000. The financing includes the issuance of convertible debentures to management and staff of the Company together with a convertible debenture with terms leading to forced conversion on or before December 31, 1997. As of March 10, 1996, the Company has closed $6,400,000 under the convertible debenture and $347,341 under the management and staff convertible debenture. Had the full financing been closed by January 31, 1996 the working capital deficiency would have been $2,086,000. The Company has received committments from external investors and from staff totaling a further $3,000,000. Had this further funding been closed as of January 31, 1996 the working capital deficiency would have been entirely eliminated.

The Company has agreed a revised repayment schedule with Digital Equipment Co. Limited, the former owner of the Company's subsidiary MTi Trading Systems Limited. Under the revised schedule, the Company will make monthly payments, completing the acquisition at the end of March 1996. The Company has pledged all the tangible and intangible assets of MTi Trading Systems Limited to Digital Equipment Co. Limited to guarantee its performance under the associated stock purchase agreement and loan assignment.

The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to realize sufficient revenues from operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

1.   Matter involving Barrington Fludgate

     On 26 July 1995, Fludgate commenced an action in the New York State Supreme Court, New York County claiming breach of contract and a violation of New York State Labor Law. The action claims specific damages of an aggregate of $3,500,000 and additional unspecified damages. The Company has interposed an answer to the complaint, which includes specific affirmative defenses as well as a counterclaim.

     The legal action in the New York State Supreme Court is in the preliminary stages and based upon the information provided by the Company and the prior legal action which was dismissed in the United States District Court, there appears to be a meritorious defense to the claim of Mr. Fludgate in this action.

2.   Claim of Edelson Technology Partners, III (`Edelson'')

     Edelson has instituted a suit in the New York State Supreme Court, New York County claiming the sum of $250,000 plus interest and attorneys' fees.
     The basis of the suit is a promissory note issued by the Company. The Company agreed to issue Edelson 400,000 shares of common stock in full and final settlement of their claim, with registration rights. The parties agreed to the suspension of the court case pending full execution of the settlement agreement.


3.   Claim of Registration Rights for Unit Holders of the Company

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

     A number of Unit Holders have made claims against the Company, alleging that the Company agreed to afford Unit Holders options to purchase shares of Common Stock at a below market price as a form of compensation to Unit Holders for losses occurring as a result of the Company's not proceeding with the Registration of their shares. The Company has issued an offer to Unit Holders to issue to those Unit Holders who were included in the registration statement which was withdrawn, two shares of the Company's common stock per unit so that Unit Holders would be compensated for any loss sustained as a result of the registration which was withdrawn by the Company. A number of unit holders have returned a favorable response. The Company is still responsible to file a registration statement. The cost of such a filing is not expensed but applied against the Additional Paid in Capital. The Company can reasonably expect to pay $100,000 is awaiting a response from the Unit Holders as to whether or not they will agree to the proposed settlement.

4. MTi and IBS Ketel Ltd (`IBS'') - matter pending in the New York State Supreme Court

     The Company has commenced an action against IBS in an attempt to rescind its agreement with IBS and recover the sum of $100,000 paid to IBS. IBS is in default and the Company is proceeding to enter a judgment. Information to date is that IBS has discontinued operation of its business so that collection of a judgment is doubtful.

     In addition, Sam Koo, the principal executive officer of IBS has asserted a claim for $21,607.71 for expenses.

5.   Claim of Sharon F. Merrill

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

6.   Rosanne Milazzo (`Milazzo'')

     Rosanne Milazzo acted as a consultant for the Company to assist in selling a software product called IBS II Plus. This relationship was terminated by MTi in August 1994. Milazzo claims breach of contract and damages of $252,350. Milazzo has filed a law suit against the Company in the New York State Supreme Court, New York County.

7.   Napoleon Securities (`Napoleon'')

     Napoleon participated in a private placement and raised a claim related to an alleged agreement under which the Company agree to repurchase the
     securities.   Napoleon obtained a default judgment against the Company for
     payment of $50,000.   in the Circuit Court of Cook County, Illinois.  The
     Company filed a motion to quash service alleging defective service, and seeks to vacate the judgment.

The Company is not a party to any other material litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1995:

FORM   REPORT DATE         ITEM REPORTED             FINANCIAL
                                                     STATEMENTS
                                                     FILED

8-K    February 5, 1996    5 & 7,  Debt financing    None
8-K/A  March 4, 1996       5& 7,  settlement         None
                           agreement











                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
March 7, 1996


                              Management Technologies, Inc.
                              (Registrant)



                              By: /s/ Peter Morris
                                 -----------------

                                   Peter Morris