Form 10KSB
period 1996-04-30
MANAGEMENT TECHNOLOGIES INC
filed 1996-08-21
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                      SECURITIES ACT OF 1934 (Fee required)
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996
                                       OR

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

State issuer's revenues for its most recent fiscal year: $21,226,675
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: August 9, 1996: $17,217,129

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 9, 1996: 30,856,929
Transitional Small Business Disclosure Format (check one):  Yes        No X
                                                                -----     -




ITEM 1. DESCRIPTION OF BUSINESS

     Business Development
The Registrant (the "Company") was incorporated in the State of New York in
1980.
Effective November 15, 1993, the Company acquired a 75% equity interest in New Paradigm Software Corporation ("NPSC"). The Company's equity interest in NPSC was entirely divested in the fiscal year ended April 30, 1996 in consideration for the cancellation of certain debt.
On July 13, 1994, the Company acquired four companies from Winter Partners Holding A.G., a Swiss corporation: Winter Partners Limited, a United Kingdom company with offices in London, England, Winter Partners, Inc., a United States company with offices in New York, New York, Winter Partners (Pte) Limited, a Singapore company with offices in Singapore and Winter Partners (HK) Limited, a Hong Kong company with offices in Hong Kong (collectively, the "Winter Partners Subsidiaries"). (The acquisition of the Winter Partners Subsidiaries is referred as the "Winter Partners Acquisition"). Winter Partners, Inc., Winter Partners
(Pte) Limited, and Winter Partners (HK) Limited, were subsequently renamed MTi Abraxsys Systems, Inc., MTi Abraxsys (Pte) Limited and MTi Abraxsys Systems (HK)
Limited, respectively.   The Winter Partners subsidiaries, as renamed, are
referred to as the "Abraxsys division".
In addition, all shares issued and outstanding of Winter Partners Information Technology (UK) Limited, a dormant wholly owned subsidiary of Winter Partners Limited at the acquisition of the Winter Partners subsidiaries, were transferred from Winter Partners Limited to the Company. Winter Partners Information Technology (UK) Limited was subsequently renamed MTi Holdings (UK) Limited ("MTi Holdings").
Effective January 1, 1995, the Company and MTi Holdings acquired all the issued and outstanding shares in Digital Equipment Service Industries Solutions Company ("DESISCo") subsequently renamed MTi Trading Systems Limited ("MTi Trading"), from Digital Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd.
By agreement effective as of March 1st, 1996, by and between the Company and McDonnell Information Systems Group Plc. ("MDIS"), the Company agreed to acquire
(i) certain assets used primarily in the international banking systems business of the Seller (the "Acquired Assets"), (ii) McDonnell Informatique S.A., a wholly owned subsidiary of MDIS, and to assume certain rights and obligations of the Seller under certain contracts between the Seller and certain third parties (the "Assumed Contracts"). McDonnell Informatique S.A. has been renamed Management Technologies Informatique S.A. The Acquired Assets include all equipment, hardware, software, books, records and all rights and interest of the Seller to all intangible intellectual property rights in certain international banking software products marketed under the trademarks of IBS Version 5 and Pro-IV IBS(OpenBank). (Collectively, the acquisition of the Acquired Assets and the assumption of the Assumed Contracts is referred to as the "MDIS Acquisition")
The Company's other wholly owned subsidiaries in the United Kingdom, New York, Massachusetts, Canada and Australia are currently inactive.
The Company's principal executive offices are located at 630 Third Avenue, New York, New York 10017. The telephone number is (212) 983 5620. Unless the context otherwise requires, references to the Company include its subsidiaries. The Company develops, markets, licenses, installs, maintains and supports software products catering to the needs of international banks and financial institutions.



Business of the Registrant


Products and Services
- ---------------------

The Company's principal products are Abraxsys, IBS-90, IBS-V5, Pro-IV IBS and the OpenTrade family of products. Abraxsys, IBS-90, IBS-V5 and Pro-IV IBS are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 are installed at approximately 75 locations in over 30 countries; IBS-V5 and Pro-IV IBS are installed at approximately 70 locations in over 25 countries. The OpenTrade family of products comprises OpenTrade, TradeWizard, MediaWizard and EXTRA. OpenTrade is used by 50 customers supporting 6,000 trading positions. The Company also markets and licenses a line of integrated software packages for financial institutions known as ManTec through an agent, Global Financial Systems Limited ("GFS"). The Company no longer directly supports its ManTec product line. GFS provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

IBS-90

IBS-90 is a comprehensive suite of computer programs designed to support the back office activities of banks. The product provides transaction processing support for a bank's foreign exchange and money market business, including various off-balance sheet instruments such as forward rate agreements, interest rate swaps, and repurchase agreements; various lending activities including commercial, syndications, participations and mortgages; trade finance business, retail or demand deposit accounting business; funds transfer activities and general ledger and other accounting support.

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

IBS-90 reflects some 20 years of an evolutionary development and previous versions have been marketed under the names of International Banking System ("IBS"), and Arbat Banking System ("ABS").
The product is written in the AIMS computer language, a derivative of the widely accepted BASIC language. The product runs on any model of Digital Equipment Corporation's ("Digital") VAX computer processors, under the control of Digital's proprietary operating system VMS.

IBS-90 was first marketed in 1989, and to date has been licensed to approximately 50 banks.

From the date of the Winter Partners Acquisition through 30 April, 1996, the Company has entered into 9 new license agreements.









ABRAXSYS

Abraxsys is a complete redevelopment of IBS-90 and is now marketed as one of the Company's prime offering to banks to computerize bank's back offices. Abraxsys was a software product in development by the Winter Partners Subsidiaries at the time of their acquisition by the Company. It had not reached the technological feasibility stage at the time of acquisition and was, therefore, treated as acquired research and development, and the associated costs were expensed during the year ended April 30, 1995. Developement costs were expensed in the year ended April 30, 1996.

Abraxsys comprises essentially the same functions as IBS-90, but includes many enhancements, particularly in the processing support offered to a bank's trade finance department.

However, the most significant difference between IBS-90 and Abraxsys is that Abraxsys is written in the industry standard `C' language and runs on a variety of hardware platforms and operating systems, the most significant of which is UNIX. This means that Abraxsys can meet the market demand for so-called open systems, which is not true of IBS-90.

Development of Abraxsys commenced in 1990 and to date over 150 man years of effort have been involved in the development.

A treasury subset of the product was first announced in September 1993, and the full product availability was announced in October 1994, however due to implementation difficulties the first fully live customer came on stream at the end of 1995/beginning of 1996. Today there are 6 live customers and to date, 9 Abraxsys systems have been licensed. The delay in 1995 resulted in no sales for Fiscal 1996, however since the successful implementation in Asia Pacific and especially Eastern and Central Europe there has been significant interest and the company is close to signing several opportunities.

PRO IV - IBS (OPENBANK)


MTi recently acquired the full rights to the products and assets of MDIS Banking Systems, and as a result we now support the MDIS customer base, comprising around 30 leading financial institutions at over 70 locations world-wide. Pro-IV IBS, a suite of banking products developed by MDIS using state-of-the-art technology, was added to the MTi portfolio of applications and will be relaunched in October 1996 under the new name OpenBank.

Key features of OpenBank are as follows:

 . direct portability from PC to mini to mainframe
 . direct portability of applications development skills between machines and environments
 . reduced software maintenance loads
 . interoperability with existing software environments
 . access to a wide range of popular databases
 . fully integrated system security at all levels



Designed to Open Systems standards, OpenBank is independent of database and GUI, and runs on almost any platform, including different platforms within the same bank. The product is a modern fourth generation computer language-based solution which offers a safe migration path from existing systems. It is designed to interface easily with existing systems, including older legacy systems, and can be purchased as a complete system or in modules with selected functionality.

OpenBank will act as a generic name for the whole portfolio of banking systems products over time, all new releases will be renamed to fit within this framework. In addition to being a good fit with the existing OpenTrade range of trading product, the OpenBank name reflects MTi's modern and innovative approach to providing the technology of the future to the international financial industry.

The components making up the Pro-IV IBS suite will be launched as separate products under the OpenBank framework as each component is released, starting with OpenBank - Trade Finance, which will be released in September 1996. Subsequent to that will be the launch of OpenBank products offering support for Treasury, Capital Markets, Commercial Lending and Securities. The trade finance functionality of OpenBank is exceptional, so much so that it competes directly with dedicated trade finance applications on the market. This opens up the US and Western European Market and today it represents over $3,000,000 in prospective sales.

IBS-V5


IBS-V5 is an integrated transaction processing and trade support system designed to enable financial institutions to monitor, evaluate and control banking and trading activities by supplying critical management information in a timely manner. The product is a proven and stable international banking system, representing the latest version of a product launched in 1986 by McDonnell Information Systems ("MDIS") , prior to its acquisition by the Company.

The initial release of IBS-V5 offered the following functional modules: Customer Information File; Foreign Exchange; Money Market; Commercial Lending; Letters of Credit; Bills of Exchange; Centralized Nostro Reconciliation; Demand Deposit Accounting; General Ledger. Between 1987 and 1990, Precious Metals, Money Transfer, Futures and Options, and International Securities functionality was added to the product to enhance its applicability to the marketplace.

The inherent flexibility of IBS-V5 makes it capable of providing benefits in all these areas of banking operations in terms of risk management, provision of management information, integration of front and back office and automated settlements.

In addition to new product sales, there is scope for significant revenue to be gained from existing clients which bought earlier versions of the software. In particular, there are a number of IBS-V5 users which purchased the source code of the software as part of the deal, enabling them to carry out their own customized developments. These clients are now returning to MTi for assistance with further development, in order to protect the value of the investment they have already made and to prolong the life of their systems. Since MTi employs the large majority of development professionals with expertise in this field, it is natural that these clients come to us for consultancy services and advice. Our partnership with IDOM (Deloittes and Touche) further exploits this opportunity and we are currently about to close on a new client which will represent the first sale on this product in the last two years.

OPENTRADE

The OpenTrade platform is a software product that provides for the management, distribution and integration of information to a wide range of users in financial institutions. Used predominantly as an integration platform for applications requiring access to real-time financial information from a variety of sources, OpenTrade offers an open application programming interface ("API") which conforms to relevant industry standards. In addition, OpenTrade conforms to Microsoft Corporations 's Windows Open System Architecture Extensions for Real Time (WOSA/XRT), a set of standards which are steadily becoming industry standards for the integration of real-time information into Microsoft Windows based applications. Microsoft Windows is a software product of Microsoft Corporation. The component based architecture of OpenTrade supports a wide range of application communication services including: real-time, transactional, messaging or query orientated, thus ensuring that information and applications of all types throughout an organization can be integrated in an effective manner.

OpenTrade was a fully developed product of DESISCo at the time of its acquisition by the Company. It was accounted for as acquired software technology and is, therefore, being amortized over the estimated 10 year life of the product.

Equally at home in a local or wide area network ("LAN" or "WAN") environment, OpenTrade offers users a high performance, fault tolerant platform for information and application integration. System management features provide controls on access to and use of information resources and extensive real-time and paper-based reporting facilities enable managers to audit system, and data usage.

Continuously developed since 1979, OpenTrade is currently in use at over 50 sites world-wide supporting some 6,000 traders.

TRADEWIZARD

Developed as a native 32-bit application on Microsoft Corporation's Windows NT software product and based on object-oriented technologies called object linking and embedding (OLE) - TradeWizard is an advanced software product designed to support the integration of information and applications at the user's desktop. Whether the information is real-time, supplied by the traditional information providers, is multimedia-based and sourced from other external organizations, or is in a documentary format from within the organization itself, users can easily display and manipulate the information in support of effective business solution making.



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

TradeWizard was a software product in development by DESISCo at the time of its acquisition by the Company. It had not reached the technological feasibility stage at the time of acquisition and was, therefore, treated as acquired research and development, and the associated costs were expensed during the year ended April 30, 1995. During the year ended April 30, 1996, TradeWizard did reach technological feasibility stage and therefore all additional costs are being capitalized.
First installed at customer sites in December 1994, TradeWizard is achieving widespread acceptance in the OpenTrade user community, with some 1,000+ positions already installed.

TradeWizard is written in C++ and is available on Microsoft Windows 95, Windows NT and all major UNIX operating system platforms.

MEDIAWIZARD

MediaWizard is an advanced multimedia integration and video conferencing system which enables desktop integration of a variety of information in addition to digital data feeds, including video-based market data services, television, graphical and textual data.

The requirement on dealing floors for video information distribution has remained important despite the growth in the availability and use of digital information services. Many of our competitors have overlooked this.
MediaWizard is the continuation of the development of the Company's video server product to a highly sophisticated state.

As a result, the Company now has significant opportunities in the USA and Far East, where the demand for video remains very strong. The Company has recently signed up with an agent in the USA to distribute and support this product, and is also taking partners in Asia-Pacific.


EXTRA

EXTRA is a suite of software components which comprises a real-time electronic exchange trading, order routing, management, analysis and administration system for equities and equity derivatives originally developed to the Scandinavian market by Alfred Berg Fondkommission (a subsidiary of ABN Amro Bank NV), the largest and most sophisticated private client stockbroking and proprietary trading house in Sweden. The Company acquired certain rights to the product in return for a commitment to onward development and support, and has recently entered into a pilot project with a major European stock exchange utilizing some components. EXTRA is also being adapted for German and Swiss trading markets.

MANTEC

ManTec is a suite of computer programs designed to support the back office functions of banks. It addresses substantially the same areas of functions as IBS-90 Abraxsys. The major differences with ManTec is that it is designed to run exclusively on IBM and IBM-compatible mainframe computers. The popularity of mainframe computers in the Company's target markets has declined rapidly over the past few years.



The Company decided in July 1994, following the acquisition of the IBS-90 and Abraxsys products, to discontinue directly selling and servicing the ManTec product line. This decision was based on the view that the market for `open' systems such as Abraxsys was much larger and expanding versus the contracting market for mainframe systems.

However, in recognition that a small market exists for the ManTec product it was decided to allow an agent, Global Financial Systems Ltd. ("GFS"), based in London, England to continue to sell the ManTec product line. The Company shares in any license fees GFS may generate through the ManTec line.

In the fiscal year ended April 30, 1996, no new ManTec licenses were sold.

The Company's revenues from transactions in which GFS acted as a distributor for the Company were $0 and $0 for fiscal 1995 and 1996, respectively.

Markets
- -------


The Company markets its products to the international banking area of domestic and foreign banks. In the United States, the Company believes there are approximately 850 banks engaged in international banking activities of sufficient size to require, at least some of the components of the Company's products. In Europe, the Middle East and the Far East, the Company believes that there are in excess of 3,000 banking offices which form the primary market for the Company's software products.

Data processing has become increasingly important to international banking activities. Management believes that the market potential for more sophisticated software systems has increased as a result of declining computer hardware prices, the high cost of staff and the increasing need to process transactions promptly so as to be able to adequately assess and control different types of risks. At the same time, management believes that it has become increasingly more difficult for users to internally develop the software necessary for their data processing requirements because of the substantial expense and commitment of personnel and other resources necessary to design and maintain such software programs.

Distribution Methods of the Products and Services
- -------------------------------------------------


The Company has narrowed its focus to specific geographic areas in which relatively greater interest has been expressed in particular products (although there can be no assurance that such focus will translate into sales). The areas the Company is focusing upon are Western Europe, Eastern and Central Europe, the Far East and North America.

The Company primarily relies upon its own direct sales force to achieve sales. In certain geographical markets, the Company has sales agents and/or support agents. Included among these are GFS for the ManTec product; COMAS in Korea for Abraxsys; Systex Corporation in Taiwan for Abraxsys; IDOM, Inc. for the support of the IBS-V5 and Pro-IV IBS products in Central and Eastern Europe, the Commonwealth of Independant States (former republics of the Soviet Union) and the US; and Itochu Electronics in Japan.

The Company has appointed a number of additional distributors for its OpenTrade and TradeWizard products, primarily to enhance sales penetration in certain countries in Western Europe. These distributors include Eta Beta sri in Italy and IBE S.A. in Switzerland, Finndata in Scandinavia.



Strategic Alliances
- -------------------


NOVELL CORPORATION ("NOVELL")

At the strategic level, the Company has formed partnerships with significant players in the computer services market in order to leverage the opportunities presented by their access to the marketplace. The Company has formed a strategic partnership with TurnQuay Solutions Limited, a designated industry partner of Novell, to provide the Open Trade platform product as part of a networking infrastructure based on the widely used NetWare software product, a product offering of Novell.

The Company receives royalties from Novell for every product sale that incorporates the OpenTrade product as a component. Currently Novell has over 4 million clients using its networking products and this is expected to lead to significant recurring revenue for MTi. The Company's investment will entail the provision of technology and technical support on a non-exclusive basis: this means that the risk is minimal and the Company will not be inhibited from directly selling its products.

COMPUTER SCIENCES CORPORATION ("CSC")

A strategic partnership was signed in April 1996 with CSC in the US, to realize the benefits of combining CSC's market leadership in systems integration with the Company's product leadership in financial systems. CSC provides an array of professional services including management consultancy, business reengineering, information systems integration and outsourcing, producing US$4,200,000,000 revenue in the year ended March 1996. Under this agreement, the Company and CSC jointly bid for new systems and cooperate in the delivery of software and services.

Sources of Revenue
- ------------------


SOFTWARE LICENSING

The Company generally licenses software products to its customers for use under non-exclusive 5 to 25 year license agreements, and perpetual non-exclusive license for TradeWizard and OpenTrade. Pursuant to the Company's standard form of license agreement, the customer pays a fixed license fee which varies depending on the number of users licensed to access the software, and acquires the non-transferable and non-exclusive right to use the software at a designated site. If the customer desires to use the software at multiple locations or to add further users additional license fees are required. The one-time license fees for the Company's application software packages currently range from $100,000 to $2,000,000 per site.

The Company is dependent for license revenues upon sales of the IBS-90, OpenBank, IBS-V5, Abraxsys, OpenTrade, TradeWizard, MediaWizard and EXTRA. The Company is no longer dependent on sales of ManTec product lines.

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

The Company has 155 maintenance agreements in force.

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

THIRD PARTY PRODUCTS
The Company also derives revenues from selling other companies' products. Such arrangements include sales of both hardware and software. Such sales are either as part of packaged deals or are where other products are embedded within the Company's product.

a)   Hardware
     --------


The Company acts as an authorized Value Added Reseller for Digital Equipment Corporation and on some IBS-90, Abraxsys and Open Trade deals will sell computer equipment as an Agent to the end user. In the year ended April 30, 1996, the Company recognized approximately $717,000 of revenues for sales of Hardware associated with various product sales.

The Company is also a Sun Authorized Reseller, representing Sun Microsystems. No direct revenues were recognized in relation to Sun hardware although a number of software products running on Sun hardware were brought to market during the year.

Additionally the Company is an Authorized Reseller for IBM delivering Banking and Trading systems to run on IBM hardware. In the year ended April 30, 1996, the Company recognized approximately $360,000 in revenue in respect of its agreement with IBM.

b)   Software Products
     -----------------


     i) Synergy: MTi Trading Systems is an Authorized Reseller for Synergy's range of technical analysis and charting products. These products complement the TradeWizard information integration workstation by providing specialist tools for the analysis and manipulation of real-time information. Since inception in 1992, some 1600 licenses have been sold by MTi Trading Systems. During the year to April 30 1996 the Company recognized approximately $326,000 in revenues directly attributable this agreement.

     ii) Applix: MTi Trading Systems is an authorized Reseller for the Applix spreadsheet. The Applix spreadsheet is fast becoming the de facto standard for arithmetic modeling and "what-if" analysis in UNIX based trading rooms and the financial sector as a whole. Since inception in January 1995, 65 licenses have been sold and in the year to April 30 1996 approximately $184,000 in revenues were recognized in relation to Applix products.



     iii) Spreadsheet Link: MTi Trading Systems is the only worldwide distributor of the FxCalcNet. A next generation product, FxCalcNet extends the functionality of its forerunner, FxCalc, which is the most widely used foreign exchange and money markets calculation application in the world. The agreement with Spreadsheet Link adds over 20,000 existing users of FxCalc to the Company's prospect list for OpenTrade and TradeWizard based FxCalcNet solutions. No revenues were recognized in relation to this agreement during the year to April 30 1996. The company signed this agreement in March 1996.

     iv) Stor/QM: the Company has a marketing agreement in place with US-based Microbank Software Inc. to distribute Stor/QM, an advanced data storage, research and analytical application. Stor/QM is COLD-based (Computer Output to Laser Disk), and enables PC applications to analyze or consolidate data from multiple host system reports without special programming. No revenues were recognized in relation to this agreement during the year to April 30 1996 as the agreement was not formalized until after the end of the year.


Competition
- -----------


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

The Company competes with many companies which have greater financial resources, more technical personnel and more extensive service capabilities than the Company. The market is highly fragmented; however, the Company views Midas-Kapiti International Limited ("MKI"), Internet Systems Corp. ("Internet"), International Banking Information Systems Limited ("IBIS"), Reuters Limited, Tibco, a subsidiary of Reuters Limited and formerly Teknekron Software Systems, Inc., Dow Jones Telerate, Inc. and CSK Micrognosis, Inc. as its principal industry competitors.

The Company is also subject to substantial competition from potential customers with existing comprehensive applications software packages for international banking insofar as such companies might elect to modify rather than replace existing systems. The Company's ability to compete successfully requires that it continues to develop and maintain the necessary technical proficiency for easy assimilation of future technological advances, that it continue to offer marketable and reliable applications software programs which satisfy the information management and competitive requirements of banks and financial institutions, and that it provide sufficient customer support and related services, as to any of which there can be no assurance.

Dependence on a few major customers
- -----------------------------------


Digital owns several subsidiaries which act as prime contractors to many of the Company's end customers. The Company has no customers which in fiscal year ended April 30, 1996 contributed 10% or more of the Company's revenue. The Company does not consider that it is dependent on any one customer for its future business success.


Foreign Operators
- -----------------


In the year ended April 30, 1996, the Company established an operating subsidiary in France by the acquisition of MDIS S.A. in Paris. This adds to the Company's foreign operations in the United Kingdom, Germany, Singapore, and Hong Kong which were established during fiscal 1995.



Subsidiaries outside the United States account for 88% of the Company's revenues in the year ended April 30, 1996.

Included in North America revenues for the years ended April 30, 1996 and 1995 were export revenues of $20,000 and $140,000, respectively.

Research and Development
- ------------------------


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

Approximately 40% of the Company's staff, or some 99 people, are engaged in developing products. Of these, nearly 45 are engaged in developing OpenTrade and TradeWizard, two on Extra, two on Media Wizard which is essentially funded by the Company. Some 35 people are engaged in developing Abraxsys and PRO-IV IBS (OpenBank), again funded by the Company. Some 15 people at any one time are engaged in developing enhancements to Abraxsys and IBS-90, which are specifically ordered and funded by particular customers. In the year ended April 30, 1996, research and development expenses amounted to approximately $10,524,000. This cost amounted to $5,847,000 in the year ended April 30, 1995. However, at this time it reflected 10 months of Abraxsys and IBS-90 development and 4 months of OpenTrade and TradeWizard.

Employees
- ---------


As of April 30, 1996 the Company had 223 salaried employees, as compared with 195 employees as of April 30, 1995. The Company increased its staff during the year ended April 30, 1996 as a result of the MDIS acquisition. The Company's employees are not represented by any union or other collective bargaining unit. The Company believes that it has a satisfactory relationship with its employees.

Trademarks, Copyrights and Licenses
- -----------------------------------


The Company owns certain patents, registered trademarks or service marks, or registered copyrights for TradeWizard, MediaWizard and OpenTrade. The Company believes that rapid technological advances in the computer software industry make it impractical for the Company to obtain patent protection for most of its products and that it must rely principally upon innovative software engineering skills and contractual safeguards. The Company seeks to protect its proprietary software products through restrictions in its license agreements which prohibit resale, transfer, disclosure or reproduction of the software, except for archival purposes or to provide back-up copies, and which restrict the customer's use to designated sites. The Company's software cannot be modified without the source code, which the Company keeps secure. The Company also requires employees to enter into non-disclosure agreements prior to joining the Company. To date, the Company has not been required to enforce the contractual safeguards relating to the use of its software. The Company also retains exclusive ownership rights to all software it develops. Pursuant to the indemnification provisions of its license agreements, the Company agrees to indemnify customers from losses resulting from any third-party claims that the Company's software infringes upon proprietary rights of such third-party. The amount of such indemnification is generally limited to the amount of the license fee paid by such customer. To date, there have been no such claims.

General
- -------


The Company exited the year ended April 30, 1996 with a backlog of orders in excess of $6,463,000 together with signed maintenance contracts worth nearly $10,000,000 in revenues for fiscal 1997 against a backlog of orders of $5,000,000 and signed maintenance of $6,000,000 for fiscal year 1996. New distribution and partnering agreements have been reached which has resulted in the Company's prospective sales being approximately $53,000,000. The Company's business is not seasonal, nor does the Company do any business with the United States nor any Government







ITEM 2.        DESCRIPTIONS OF PROPERTIES

The Company's principal executive offices are located at 630 Third Avenue, New York, New York. Details of the lease agreement are shown below. The New York office also houses the sales and support operation for North America.

In addition to its Executive offices the Company has the following facilities:


LONDON, ENGLAND
- ---------------


BONHILL STREET - new facility leased in March 1996 for UK headquarters housing development, sales, administration and support.

HOP EXCHANGE - formerly Winter Partners office and UK sales and development base, now vacant. Premises are being actively marketed with either view to relet or early termination of lease.

HAREFIELD PLACE - building on outer edge of London which houses development and support groups. Staff in this location will be relocating to a new facility in the same area in September 1996

OTHER LOCATIONS
- ---------------


FRANKFURT - German sales and support office
PARIS - French sales and support office - will relocate to central Paris in November 1996

SINGAPORE - Asia/Pacific sales and support office

MOSCOW - Russian sales and support office




The following table summarizes the relevant lease/license agreements relating to these facilities, apart from Moscow which is a local one year renewable rental agreement with Digital Russia. Each of the lease agreements is with a non-affiliate company. The MTi party to the lease/license agreements are the relevant local entity in that country.

LOCATION   AGREEMENT  EXPIRY    ANNUAL   ANNUAL   NOTES
           & DATE     DATE      RENT     RENT
                                (LOCAL)  (APPROX
                                       . US$)

New York   Lease      May 31    US$      US$
                      2001      191,075  191,075
London -   Sub Lease  March     GBP      US$      Rent free
England    March 1    25        170,000  256,300  until
Bonhill    1996       2006                        December
                                                  31, 1997

London -   Lease      December  GBP      US$      Being relet
England    September  31, 1997  216,450  347,000  or
Hop        9 1987                                 terminated
Exchange
London -   License    December  GBP      US$      Terminating
England    December   31, 1996  449,040  719,000  license
Harefield  22 1995                                September
Place                                             1996

Singapore  Lease      August    S$       US$
           August 30  31        240,900  169,000
           1994       1997

Paris -    Lease      November  FFr      US$      Notice to
France     November   11, 2002  462,708  89,720   terminate
           15 1993                                issued -
                                                effective
                                                November 11
                                                1996
Frankfurt  Lease      August    DM       US$
- - Germany  November   31        145,000  95,000
           15 1995    1998




ITEM 3.        LEGAL PROCEEDINGS

1.   Matter involving Barrington Fludgate v. MTI

Barrington J. Fludgate ("Fludgate"), a former Officer and Director of the Company, commenced an action in the U.S. District Court for the Southern District of New York against the Company, claiming the Company violated certain ERISA laws, in addition to damages claimed by Mr. Fludgate as a result of breach of his employment contract with MTI. Fludgate claimed the sum of $1,900,000 in damages, in addition to other unspecified damages and legal fees. The action was dismissed on jurisdictional grounds.

As a result of the dismissal by the Court, Fludgate cannot proceed in the District Court. On July 26, 1995, Fludgate commenced an action in the New York State Supreme Court, New York County, claiming breach of contract in violation of New York State Labor Law. The action claims damages in the sum of $3,500,000 and additional unspecified damages. The claim was dismissed on technical terms. Fludgate can re-assert his claims against the Company. The Company believes it has meritorious defenses to Fludgate's claims.

2.   Claim of Registration Rights for Unit Holders of the Company

The Company completed a private placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share, on a pre-split basis ("Unit"), in 1993 and 1994 (the "Private Placement"). The Private Placement terms provided for the Company to use its best efforts to register the primary shares and the shares underlying the Class "C" Warrants ("Warrant Shares") for Private Placement participants ("Unit Holders"). The Company filed a Form S-3 Registration Statement for the underlying shares and was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for the Unit Holders within a reasonable time. The Company extended an offer to the Unit Holders to issue two additional pre-split shares per Unit as compensation for any damages they may have suffered due to delays in registering shares subscribed and Warrant Shares. A number of Unit Holders accepted the Company's offer and were issued such compensation shares.

The Company is not a party to any other material litigation.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock are traded in the over-the-counter market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbols MTCI. The Company's Class "A" Warrants and Class "B" Warrants expired on January 31, 1994. The Class "A" Warrants were traded in the over the counter market under the NASDAQ symbol MTCW. The Company's Class "C" Warrants and other warrants are not publicly traded. Class "C" Warrants and other warrants are described in Item 7, Note 15. On April 28, 1995, the Company's shareholders resolved to reverse split the Company's issued and outstanding common stock on a one for seven basis. The reverse split took effect on May 15, 1995. The following sets forth the high and low closing bid prices for Common Stock and Class "A" Warrants for the four quarters ending April 30, 1995 as reported by NASDAQ, adjusted to give effect to the May 15, 1995 reverse split, and the high and low trade prices for the four quarters ending April 30, 1996, as reported by NASDAQ. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.



             COMMON       COMMON
             STOCK        STOCK

                 HIGH         LOW
                 ($)          ($)

MAY 1-JUL       5 1/4       3 15/16
31, 1994
AUG 1-OCT       4 3/8        3 9/32
31, 1994
NOV 1-JAN       4 3/8       1 31/32
31, 1995
FEB 1-APR      2 13/32      1 31/32
30, 1995
MAY 1-JUL         2          13/16
31, 1995
AUG 1-OCT       1 1/16        1/2
31, 1995
NOV 1-JAN         1           5/8
31, 1996
FEB 1-APR      1 15/16       23/32
30, 1996

On July 31, 1996 the closing bid prices of the Common Stock was $9/16
Te approximate number of stockholders of record on May 14, 1996, was 403, and a substantial number of shares are held in "street-name" by approximately 3,000 individuals or entities.

The Company has never paid any cash dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF AND RESULTS OF OPERATIONS FINANCIAL CONDITIONS.
     GENERAL


The Company's revenue consists of license fees from the Company's software products, which include agency commissions, maintenance fees and customer service fees.

The Company recognizes revenue for licensing of its IBS-90 and Abraxsys products according to the standards set forth in Statement of Position 91-1 ("SOP 91-1") and it is therefore recognizing license fees as revenues upon delivery provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized. Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable. Revenues from licensing the Open Trade product are recognized on the percentage of completion method of accounting as costs are incurred in conformity to the standard set forth in Statement of Position 81-1 ("SOP 81-1").

The Company's IBS-90 licenses with its customers typically provide for payments to be made pursuant to specified schedules, certain of which payments are generally received prior to delivery to the customer. Such payments prior to delivery are not recognized by the Company as revenue, by are reflected as deferred income on the Company's Consolidated Balance Sheet.

Maintenance fee revenues are recognized ratably over the period of the contract; the unrecognized portion is recorded as deferred income. There was deferred income of $3,035,000 as of April 30, 1996.

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

Starting with the year ended April 30, 1996, costs of software products consist of the cost of third party products resold with the Company's products and the amortization of acquired software technology. Other costs of software products, such as the costs of duplicating products from product masters and physical packaging of the Company's software, are immaterial. The costs of providing maintenance and customer service are allocated between maintenance and customer service fees in proportion to their respective revenues. Management believes that such allocations are reasonable.


The following table shows a breakdown of license, maintenance and service revenues, expressed in $000:











               LICENSE     MAINTENANCE    SERVICE    TOTAL

              96     95     96     95     96    95      96      95

 Abraxsys           2,403               (150)  1,950   (150)    4,353

  IBS 90    3,184   5,985  3,149  2,762 1,410    186   7,743    8,933

   IBS V

 Open Bank

 OpenTrade  2,732   3,513  4,437  1,794 6,392     94  13,561    5,401

   EXTRA

 3rd Party

TradeWizard

MediaWizard

Open Trade

  Synergy

  APPLIX

Spreadsheet
   Link

   Other                                                  73        0
  Revenue

   TOTAL    5,916  11,901  7,586  4,556 7,652  2,230  21,227   18,687



PRODUCT PERFORMANCE

In the past MTi has been more a project company than a product company which depending on when the project is completed can cause large fluctuations in revenue and profits. Since December 1995 the Company has made the decision to focus on products and will only sell both directly and through distributors already built products.

ABRAXSYS


Between FY95 and FY96 there was a $4,500,000 decrease in revenues (see above). This product had the most significant effect on both the banking division and the Company as a whole. During 1995 four significant contracts were signed in what is known as the former Soviet Union. At the end of FY95, the Company estimated that the costs to complete these projects were immaterial and recognized $4,400,000 in revenue. During 1996 it became apparent that the cost to complete these projects were under estimated due to the following reasons: a) customer inexperience with systems of this type; b) cultural and language problems; c) lack of technology infrastructure in this part of the world; d) under estimation of the extent the system needed to be customized to support local language and banking practices. During 1996 the company expended approximately $5,500,000 in additional costs to correct the problems encountered due to the above and has not recorded any additional revenue. Management believes that it has now provided for all losses on these contracts.



By completing these four projects we find ourselves in a very advantageous position in the Soviet region:

a) We have a completed product with all the specific requirements for this region;
b)   We have a full Russian language product, unique amongst our competitors;
c)   We already have two excellent reference sites;
d)   We have a significant prospect list which totals in excess of $20,000,000.

The second half of FY97 and the following year should see us take full advantage of our past efforts and should reflect in significant license revenue. However, there is no guarantee that such revenues will materialize.

IBS-90


The enthusiasm to launch the new Abraxsys product resulted in the Company effectively retiring the IBS-90 product even though it continues to be functionally rich and extremely competitive. Even against this backdrop the product was sold and license fees of approximately $2,400,000 were recognized in FY96. Anticipating the reduction in license fees the Company took the approach of ensuring that there was an appropriate increase in maintenance and service revenue to compensate for the reduction in license fees. The figures above reflect that this strategy was successful and there was only a minimal drop in overall revenue for this product and the initiatives that were embarked upon in the second half of FY96 will result in further increases in both our maintenance and service revenue to beyond the figures achieved in FY95. Our strategic alliance with IDOM (Deloitte + Touche) has provided us with further opportunities to increase our revenues in this product.

OPEN TRADE


This is a highly competitive area of our business with the main competition coming from Reuters. To ensure a profitable future the Company has repositioned this product more towards Transaction Highway and Risk Management capabilities creating a differentiation and attracting a strategic client base. There has been a focus on existing accounts to protect our market share while repositioning our product and adding applications that will provide real value to our customers. The maintenance revenue has been increased from $1,800,000 to $4,400,000 and should increase again in FY97 as new accounts come out of warranty. The service revenue has gone from $100,000 to $6,400,000. However, approximately $1,000,000 of this relates to small amounts of license revenues which have been reflected as service revenue. The license revenue has effectively remained the same. Significant R&D has occurred during this last financial year to provide value added applications so that we can provide solutions to our clients.

With the introduction of the other complimentary applications either with Open Trade or as independent stand-alone products, MTi's ability to provide solutions in the trading world have been greatly enhanced.

Above we list several new applications in the product performance table. These new applications have just been introduced and should help to increase our license and service revenues in the coming year.








COMPARISON OF FISCAL YEARS

The Company's total revenues were $21,227,000 and $18,687,000 for the years ended April 30, 1996 and 1995, respectively. This increase in revenue is due to
(i) an increase in maintenance revenues to $7,586,000 from $4,556,000 in the years ended April 30, 1996 and 1995, respectively, and (ii) an increase in customer services fees to $7,652,000 from $2,230,000 in years ended April 30 1996 and 1995, respsectively. However, there was a reduction in the license revenue from $11,901,000 in the year ended April 30, 1995 to $5,916,000 in
the  year ended April 30, 1996.   At the end of FY95 the Company had a very
small sales force as the Company's operating units had been bought from large organizations which had independent global sales capabilities. There was no real distribution for its products and no significant sales prospects. During FY96 the Company has grown its sales and distribution capability to represent 20% of its costs. New distribution and partnering agreements have been reached which has resulted in our prospective sales being approximately $53,000,000. There is no guarantee that such prospective sales will materialize. The Company's license revenues are subject to significant fluctuation due to the relatively high cost of license fees on sales, as a result of this one additional product site could significantly affect revenues. In addition, differing installation schedules for different components and systems, may result in revenues being recognized at different dates.

The cost of software products were $2,598,000 and $1,063,000 for the years ended April 30, 1996 and 1995, respectively. The increase in cost of software products is result of (i) a full year of amortization versus three quarters of amortization of software technology acquired in connection with the Winter Partners Acquisition in the years ended April 30, 1996 and 1995, respectively, and (ii) a full year of amortization versus one quarter of amortization of software technology acquired in connection with the DESISCo Acquisition in the years ended April 30, 1996 and 1995, respectively.

Costs of maintenance were $3,884,000 and $2,893,000 for fiscal year 1996 and 1995 respectively. The increase in the cost of maintenance is a result of the additional clients who have come out of warranty during fiscal 1996.
Costs of customers' services fees were $3,824,000 and $968,000 for the fiscal year 1996 and 1995 respectively. The increase in the cost of customer service is a result of additional Abraxsys, IBS-90 and OpenTrade products added to the Company's offerings.

The Company's selling general and administrative expenses (which included research and development in the amounts of $10,763,000 and $5,847,000) were $20,242,000 and $14,036,000 or 95% and 75% of revenue in the years ended April 30, 1996 and 1995, respectively. This increase is a result of a full year of DESISCo (MTi Trading Systems) and a full year of Winter Partners (MTi Abraxsys). The Company recognized a net loss of $10,802,000 in 1996 which includes $5,500,000 on the four Russian contracts noted above and a non-recurring gain of $1,064,000. This compares to $12,687,000 in 1995. The loss in 1995 includes $8,740,000 in one time charges for the write off of acquired research and development costs in connection with the 1995 acquisitions and a write off of
$1,112,000 related to an investment in an affiliate.   The Company currently
conducts its business in currencies other than United States dollars, although a large part of the Company's business abroad is conducted in United States Dollars. The revenue from subsidiaries outside the United States amounts to 88% of the Company's revenue in the year ended April 30 1996 and 86% in year ended April 30 1995.

The Company is not aware of any current or expected impact of new tax laws or the issuance of FASB Statements.



     LIQUIDITY AND CAPITAL RESOURCES

At April 30 1996 the Company had a working capital deficiency of $6,993,000.

The Company had a net loss of $10,802,000 and $12,687,000 in the years ended April 30, 1996 and 1995, respectively. A net of $8,762,000 and $4,666,000 was used in operating activities in the years ended April 30, 1996 and 1995, repsectively. A net of $0 and $16,344,000 was used in investing activities in the years neded April 30, 1996 and 1995, respectively, primarely in Winter Partners and DESISCo Acquisitions. Financing activities provided $8,245,000 and $21,692,000 in the years ended April 30, 1996 and 1995, respectively, primaraly from proceeds of private placement of the Company's common equity and from the placement of convertible debentures.
At April 30 1996 the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $17,205,000 subject to Internal Revenue Service review, which are available to offset future federal taxable income, if any, through 2011 and are subject to annual limitations in use.
In the year ended April 30 1996, the Company issued an aggregate of 10,145,915 shares of Common Stock and 575,000 Warrants to private investors for on aggregate consideration of $7,449,000.
The Company believes that until such time as it may experience a substantially expanded cash flow from operations, it will be required to seek alternative sources of funds for working capital and to fund the continuation of its development and marketing efforts. The Company intends, to the extent required to provide working capital and to satisfy all outstanding debt, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a private placement agent or underwriter.
The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to generate sufficient cashflow from operations.



  ITEM 7. FINANCIAL STATEMENTS

                         MANAGEMENT TECHNOLOGIES, INC.
                               AND SUBSIDIARIES


                       Consolidated Financial Statements

                            April 30, 1996 and 1995



                   With Independent Auditors' Report Thereon











                         MANAGEMENT TECHNOLOGIES, INC.
                               AND SUBSIDIARIES


                               Table of Contents




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



KPMG  Peat Marwick LLP

345 Park Avenue
New York, NY 10154


     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Management Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of Management Technologies, Inc. and subsidiaries as of April 30, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Management Technologies, Inc. and subsidiaries at April 30, 1996, and the results of their operations and their cash flows for the years ended April 30, 1996 and 1995 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and at April 30, 1996 has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/  KPMG PEAT MARWICK LLP

New York, New York
August 13, 1996

Member Firm of Klynveld Peat Marwick Goerdeler



                  MANAGEMENT TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                         April 30, 1996
                            (in $000)




ASSETS
Current assets:
     Cash                                                     313
     Accounts receivable; billed; net of allowance for 6,048 doubtful accounts of $473
                          unbilled; net of allowance for    1,862
doubtful accounts of  $488
     Prepaid expenses and other current assets              2,002
                                                           ------
             TOTAL CURRENT ASSETS                          10,225

Property and equipment, net of accumulated depreciation       895
Intangible assets, less accumulated amortization           15,520
                                                           ------
             TOTAL ASSETS                                  26,640
                                                           ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                       2,835
     Accrued expenses                                       3,433
     Taxes payable                                          4,613
     Note payable on acquisition                            2,564
     Deferred income                                        3,035
     Lease liabilities                                         73
     Other current liabilities                                665
                                                            -----
             TOTAL CURRENT LIABILITIES                     17,218

Convertible debentures                                      5,682

Other long term liabilities                                   111
                                                            -----
             TOTAL LIABILITIES                             23,011
                                                           ------

Stockholders' equity
    Common stock $.01 par value.  Authorized shares           247
200,000,000, issued shares 24,686,084
    Additional paid in capital                             49,814
    Accumulated deficit                                  (46,865)

    Foreign currency translation adjustment                   433
                                                           ------
             TOTAL STOCKHOLDERS' EQUITY                     3,629
                                                           ------

             TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY     26,640
                                                           ======



The accompanying notes are an integral part of these financial statements


                          MANAGEMENT TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (in $000 except share data)

                        Number   Common Additional
                          of      stock  paid in  Retained  Trans   Total
                                                            lation
                        shares     par   capital  earnings  adjust
                                  value                      ment

Balances at April      3,971,141     40   22,339  (23,376)       0     (997)
30, 1994

Issuance of common
stock for
compensation and          84,236      1      285                         286
services

Issuance of common
stock for
cancellation of          549,056      5      739                         744
subordinated notes

Issuance of common     9,935,736     99   19,104                      19,203
stock

Net loss for the                                  (12,687)          (12,687)
year

Translation                                                  (530)     (530)
adjustment
                      ---------     ---   ------  --------   ----      -----
Balances at April     14,540,169    145   42,467  (36,063)   (530)     6,019
30, 1995

Issuance of common       672,700      7      507                         514
stock for
compensation and
services

Issuance of common
stock in
conversion of          4,456,749     45    2,452                       2,497
convertible
debentures

Issuance of common       100,000      1       99                         100
stock on exercise of
warrants

Issuance of common     4,916,466     49    4,289                       4,338
stock

Net loss for the                                  (10,802)          (10,802)
year

Translation                                                    963       963
adjustment


                      ----------    ---   ------  -------      ---     -----
Balances at April     24,686,084    247   49,814  (46,865)     433     3,629
30, 1996              ----------    ---   ------  --------     ---     -----



     The accompanying notes are an integral part of these financial statements






                    MANAGEMENT TECHNOLOGIES, INC.
                          AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years ended April 30, 1996 and 1995
                              (in $000)



                                                       1996      1995

Revenues
     Software products                                5,916    11,901
     Maintenance fees                                 7,586     4,556
     Customer service fees                            7,652     2,230
     Other income                                        73         0
                                                     ------    ------
     Total revenues                                  21,227    18,687
                                                     ------    ------

Cost and expenses
     Cost of software products                        2,598     1,063
     Cost of maintenance                              3,884     2,893
     Costs of customer service                        3,824       968
     Selling, general and administrative             20,242    14,036
     Amortization of intangible assets                  730       409
     Depreciation                                       914       571
     Severance costs                                      0       760
     Acquired research and development                    0     8,740
                                                     ------    ------
     Total costs and expenses                        32,192    29,440
                                                     ------    ------

LOSS FROM OPERATIONS                               (10,965)  (10,753)

Interest expense                                      (901)     (822)
Other income (loss)                                   1,064   (1,112)
                                                   --------  --------
NET LOSS                                           (10,802)  (12,687)
                                                   ========  ========


Net loss per share                                   (0.58)    (1.70)

Weighted average number of common shares         18,669,728 7,445,421
outstanding

   The accompanying notes are an integral part of these financial statements


                   MANAGEMENT TECHNOLOGIES, INC.
                         AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years ended April 30, 1996 and 1995
                             (in $000)



                                                     1996      1995

Cash flow from operating activities              (10,802)  (12,687)
    Net loss
        Adjustments to reconcile net loss
        to net cash used in operating activities:
            Depreciation and amortization           2,073     1,183
            Other (income) loss on affiliate      (1,064)       647
            Issuance of common stock for              514         -
            compensation
            Write off of purchased research and         -     8,740
            development
            Write off of property, plant &              -       102
            equipment
            Provision for doubtful accounts             -       491
            Changes in assets and liabilities net
            of effects from acquisitions:
                Increase in accounts receivable    (1,421)   (3,247)
                Decrease (increase) in prepaid       1,857     (654)
                & other assets
                Decrease (increase) in accounts    (1,020)     3,120
                payable & accrued expenses
                Increase in  taxes payable           2,899     1,036
                Decrease in deferred income          (518)   (2,902)
                Decrease in other liabilities      (1,280)     (495)
                                                   -------   -------
Net cash used in operating activities              (8,762)   (4,666)
                                                   -------   -------

Cash flows from investing activities:
    Payment for Winter Partners net of cash              -  (10,944)
    acquired
    Payment for DESISCo net of cash acquired             -   (5,931)
    Proceeds from sale  of fixed assets                  -       531
                                                     -----  --------
Net cash used in from investing activities               -  (16,344)
                                                     -----  --------
Cash flow from financing activities
    Proceeds from notes payable and convertible      7,802     3,033
    debentures
    Repayment of notes payable                     (1,745)     (764)
    Proceeds from issuance of common stock           2,188    19,423
                                                   -------    ------
Net cash provided by financing activities            8,245    21,692
                                                   -------    ------
Effect of exchange rate on cash                        (3)      (39)
                                                    ------    ------
(Decrease) increase in cash and cash                 (520)       643
equivalents
Cash and cash equivalents - beginning of period        833       190
                                                     -----     -----
Cash and cash equivalents - end of period              313       833
                                                     =====     =====
Supplemental disclosure of cash flow
information
    Interest paid                                        -        53
Non-cash investing and financing activities
    Issuance of common stock for MDIS                2,250         -
    acquisition
    Issuance of common stock in conversion of        2,497       730
    debt
    Issuance of common stock for cancellation            -        66
    of debt
    Capital lease obligation                             -       517

   The accompanying notes are an integral part of these financial statements

All monetary figures  in the notes to the financial statements are expressed in
       $000

(1)    Summary of Significant Accounting Policies
       ------------------------------------------


       DESCRIPTION OF BUSINESS


       The primary business of Management Technologies, Inc. is the development, installation, marketing, maintenance and support of an integrated line of standardized, international, banking application software packages.

       Following, and as a result of the acquisitions made in fiscal 1995 noted below, the Company decided to discontinue directly selling and supporting its former product known as ManTec during fiscal 1995.

       The Company is now organized and managed as one operating unit with product lines centered around back office banking systems and front office trading systems.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Management Technologies, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

       As used hereafter, "Company" refers to Management Technologies Inc., and its consolidated subsidiaries unless otherwise stated.

       REVENUE RECOGNITION
       The Company accounts for revenue in conformity with Statements of Position (SOP) 91-1 and 81-1.

       In accordance with SOP 91-1, revenue from some contracts, primarily IBS-90 and Abraxsys license fees, are recognized on delivery to the customer, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized. Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.



       Customer service fees represent fees charged to customers for modifications of standard software to customer specifications or work charged on the basis of the time spent on the task as required by customers. Such fees are billed to customers and revenue is recognized when the work is completed.

       Revenues and profits on the remaining contracts, primarily OpenTrade, TradeWizard, MediaWizard, EXTRA and Pro-IV IBS products, are recognized on the percentage-of-completion method of accounting as costs are incurred (cost to cost basis) in conformity with SOP 81-1. An estimate is made of the profit attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty. If the estimate indicates a loss, the entire loss is accrued immediately. Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

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

       PRODUCT RESEARCH AND DEVELOPMENT

       Costs associated with product research, development and enhancement are recorded as follows:

          . Speculative technical research, usually incurred as input to discussions related to product planning, are expensed until the point at which the product reaches technological feasibility. Subsequent costs incurred to the point where the product is available for general release to the customer are capitalized.

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



       Research and development expenses which are included in selling, general and administrative expenses amounted to $10,763 and $5,847 for the years ended April 30, 1996 and 1995, respectively. In the year ended April 30, 1995 the Company had a one time charge of $8,740 for in-process research and development costs as discussed in Note 2 . PROPERTY, PLANT AND EQUIPMENT

       Property, plant, and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

       Plant and equipment under capital leases are depreciated straight line over the shorter of the lease term or estimated useful life of the assets.

       Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:


        Computer Equipment                      two to five years
        Furniture, fixtures and fittings        four to five years
        Leasehold improvements                  over the minimum period of
                                                the lease
        Motor vehicles                          four years


       INCOME TAXES

       The Company conforms to the provisions of Statement of Financial Accounting Standards No. 109 ("Starement 109"), Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       INCOME (LOSS) PER COMMON SHARE

       Loss per common share is calculated using the weighted average number of common shares outstanding for each period.


       INTANGIBLES

       The Company recorded the fair value of software technology acquired as a result of the purchases of Winter Partners, DESISCo and MDIS acquisitions. Software technology is amortized straight line over its estimated useful life of ten years. Amortization expense of acquired software technology is included as a component of cost of software products.

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

       USE OF ESTIMATES

       The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       RECLASSIFICATIONS

       Certain reclassifications of prior year amounts were made to conform with 1996 presentation.

(2)    Acquisitions
       ------------


       MDIS ACQUISITION - INTERNATIONAL BANKING SYSTEMS BUSINESS OF MDIS.

       Effective March 1 1996, the Company acquired the international banking systems business of MDIS. The acquisition involved the transfer of certain assets including the rights to PRO-IV IBS, a newly developed back office banking system which had not yet been brought to market, and the assumption of MDIS's rights and obligations under certain contracts.

       The consideration for the acquisition was a maximum of two million common shares issuable to MDIS on the Company recognizing at least $6,000 of revenue from the acquired business. Shares are issuable on a pro-rata basis at the rate of one thousand shares for every $3 of revenues. The first issuance of these shares is due in February 1997, and then quarterly up to April 1999. The Company has valued the two million shares at $2,250. In addition, a further one million shares become issuable if the Company achieves a profit in excess of $10,000 in fiscal year ending April 30 1999. The additional shares have not been recorderd at this time, as they are considered contingent.

       The Company recognized $2,250 in acquired software technology in this transaction related to the PRO-IV IBS product. This will be amortized over the expected life of the PRO IV IBS product of ten (10) years.

       The prime reason for the MDIS acquisition was to obtain a newly developed PRO-IV IBS banking system software product. The other assets acquired included IBS V5, the forerunner to PRO-IV IBS, a small number of desktop PC's and other fixed assets of negligible value in terms of the acquisition. IBS V5 is no longer actively marketed. In addition, a number of customer contracts with attached commitments were assumed. The net revenue to be received on such assumed contracts for IBS V5 is expected to be $200 for fiscal 1997.

       As this was an acquisition of a newly developed product and not of a line of business, no historical financial information regarding sales and operations was available.


       THE WINTER PARTNERS COMPANIES

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

       The Company paid a total of $12,800 for the WP companies. The Company financed the acquisition through a combination of cash from its own resources, short term borrowings and proceeds from new share issuances.

       The transaction was accounted for as a purchase and on this basis resulted in a one-time charge of $7,000 for purchased research and development that was in process at the date of acquisition. The Company recognized $1,300 in acquired software technology in this transaction and recorded goodwill of $5,270 as the excess of the purchase price over the fair value of the net assets acquired.

       The Company included in its results for the year ended April 30, 1995, the results of the Winter Partners companies for the period July 14, 1994 (date of acquisition) to April 30, 1995, inclusive. During that period the Winter Partners companies recorded revenues of approximately $12,500 and income before interest, taxes and the write-off of in-process research and development of approximately $1,460.

       The Company has not yet registered the acquisition of Winter Partners Limited with, or paid the appropriate ad valorem duties to, the regulatory authorities in the United Kingdom. Accordingly, the official records in the UK continue to show the ownership of Winter Partners Limited as Winter Partners Holding AG, its former parent company. However, Winter Partners Holding has no further claim against the Company, nor can it reclaim ownership of Winter Partners Limited. A submission had been made to the UK Revenue and we are awaiting their execution of this request.

       DIGITAL EQUIPMENT SERVICE INDUSTRIES SOLUTIONS COMPANY LIMITED

       Effective January 1, 1995, the Company acquired all the issued and outstanding shares of Digital Equipment Service Industries Solutions Company Limited ("DESISCo") (subsequently renamed MTi Trading Systems Limited) from Digital Equipment Co. Limited and associated companies.

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

       The Company included in its results for the year ended April 30, 1995, the results of MTi Trading Systems for the period January 1, 1995 (date of acquisition) to April 30, 1995, inclusive. During that period MTi Trading Systems recorded revenues of approximately $5,400 and income before interest, taxes and the charge for in-process research and development of approximately $185.

 (3)   Liquidity
       ---------


       The Company has suffered losses from operations in the fiscal years ended April 30, 1996 and 1995, and has a working capital deficiency of approximately $6,993 as of April 30, 1996. As of July 31, 1996, the Company placed equity and convertible debentures in the amount of $5,560.

 .      The Company believes that until such time as it may experience a substantially expanded cash flow from operations, it will be required to seek alternative sources of funds for working capital and to fund the continuation of its development and marketing efforts. The Company intends, to the extent required to provide working capital and to satisfy all outstanding debt, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a private placement agent or underwriter.
       The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to generate sufficient cashflow from operations.



(4)    Prepaid expenses and other current assets
       -----------------------------------------


       Prepaid expenses and other current assets consist principally of the following items:

        Deferred financing charges                    610
        Corporate tax refund                          209
        VAT refund                                    125
        Employee advances                             125
        Rent deposits                                 523
        Other                                         410
                                                   ------

                                                    2,002
                                                    -----



(5)    Investment in Affiliated Company
       --------------------------------


       At April 30, 1995, the Company owned approximately sixty-one per cent of New Paradigm Software Corporation, Inc. ("NPSC"). In the year ended April 30, 1995, the Company fully wrote off its investment in, and advances to, NPSC, in the amount of $1,112. In the year ended April 30, 1996, the Company transferred its interest in NPSC to Midland Associates ("Midland") in full and final settlement of a note held by Midland. The settlement resulted in income of $1,064.
(6)    Property, plant and equipment
       -----------------------------


       Balances of major classes of assets and allowances for depreciation and amortization are as follows:

                                     COST  ACCUMULATED        NET
                                          DEPRECIATION       VALUE

        Computer Equipment          1,836         1,124        712
        Leasehold improvement          90            19         71
        Office Furniture and           54            51          3
        Equipment
        Automobiles                   225           116        109
                                   ------         -----      -----


                                    2,205         1,310        895
                                    -----         -----        ---



        Depreciation expense were $914 and $571 in the years ended April 30 1996 and 1995, respectively.

(7)    Intangible Assets
       -----------------


       Intangible assets as of April 30, 1996 are made up of software products acquired with the Winter Partners, DESISCo and MDIS acquisitions and goodwill.

                                                                          $
        Goodwill less accumulated amortization of $1,134                9,673

        Acquired software technology less accumulated amortization      5,847
        of $ 618                                                       ------
                                                                       15,520
                                                                       ------

       See also notes 2, 8 and 11.

(8)    Accrued expenses
       ----------------


       The major components of accrued expenses are as follows:

        Staff related costs                                              912
        Accrued legal, professional and other fees                       334
        Accrued interest                                                 532
        Accrued cost of product sold                                     103
        Provision for litigation                                         700
        Other accrued expenses                                           852
                                                                       -----
                                                                       3,433
(9)    Taxes Payable                                                   -----
       -------------


       Taxes payable comprise payroll deductions plus estimated penalties and interest for late payment.



(10)   Notes payable on acquisition
       ----------------------------


       The Company has agreed to a deferred payment schedule with Digital Equipment in respect of its acquisition of DESISCo. Interest is due at the rate of 10% per annum until the debt is fully repaid.

       The current receivables due from Digital subsidiaries now exceed the outstanding payment due to Digital Equipment in respect of the acquisition of DESISCo. The Company has proposed a settlement of all outstanding balances with Digital which is currently under consideration. The proposal from the Company includes assignment of some specific trade receivables, the proceeds of which would be applied against the outstanding payment.

       See also notes 2, 7, and 8.

(11)   Deferred income
       ---------------

       Deferred income consists entirely of deferred maintenance income. The Company expects to recognize as revenue all deferred income within the next fiscal year.

 (12)   Other current liabilities
       -------------------------

       Other current liabilities consist of the following:

        8% convertible note payable due July 31, 1996                     270

        11% note payable due July 31, 1995                                250


        Other current liabilities                                         145
                                                                         ----


                                                                          665
                                                                          ---


       Interest on the 8% convertible note is payable semi-annually on January 31 and July 31 through July 31, 1996. The note converted pursuant to its terms on July 31, 1996 resulting in 584,810 conversion shares issuable to the note holder.

       The Company is negotiating the settlement of the 11% note.

(13)   Convertible Debentures
       ----------------------

       At April 30, 1996, the following amounts were outstanding on the convertible debentures:

        Series       Original Amount  Converted during  Outstanding as
                                      year ended        of April 30,
                                      April 30, 1996    1996

                                   $                 $                $

        A                      1,850             1,470              380
        B                      1,500                 0            1,500
        C                      3,550               650            2,900
        SA                       902                 0              902
        Other                    377               377                0
                             -------            ------         --------

                               8,179             2,497            5,682
                              ------             -----            -----



       Interest on the 9% Series A, B, C, and SA convertible debentures is payable quarterly through the terms of the notes. All debentures are
       due December 31, 1997.   The Series A, B, and C were placed with
       unrelated parties, while the SA debentures have been entirely placed with the staff and management of the Company. The principal and interest of the convertible debentures are convertible into shares of the Company's common stock at the holder's option on or before the due date of the note; the conversion price being the lower of (i) 62.5 % of the market price over the 5 business days immediately preceding the date of conversion or (ii) $0.48 for the Series A and SA debentures, $0.53 for the Series B debentures, $0.85 for the Series C debentures.

       The other convertible debentures were converted pursuant to their terms by issuance of 271,469 shares.

(14)   Shareholders' Equity
       --------------------


       Effective May 15, 1995, the Company reverse split its common stock on a 1 for 7 basis. All share data given in these statements is calculated on the post reverse split basis. Any data given for prior years has been restated accordingly.

       (1)          Warrants

       At April 30, 1996, the Company has outstanding Class C warrants as follows:

            Number of shares         Exercise price       Expiration date

                   2,696,333                  $8.33     February 28, 1997

       Each Class C warrant entitles the holder to purchase one share of common stock. The warrants are redeemable at the option of the Company at $ 0.35 per warrant under certain circumstances.

       The Company has other warrants as follows:

            Number of shares         Exercise price       Expiration date

                     675,000                  $0.69         various dates
                   1,295,002                  $1.00         July 10, 2000
                   3,085,714                  $1.75      November 4, 1997
                      95,238                  $4.55                  none
                      95,238                  $4.90                  none
                     133,810                  $5.25                  none


       (2)          Options

       At April 30, 1996, the Company had outstanding options as follows:-

                                       NUMBER OF  EXERCISE      NOTE
                                       SHARES     PRICE
        Qualified Stock Options Plan
        - Employees
        Shares under option at April        6,857  $1.75-$7.84  (a)
        30, 1995
        Granted                                 0
        Lapsed                            (5,000)
        Exercised

                                                0
                                           ------

        Shares under option at April        1,857
        30, 1996

        Options exercisable at April        1,857  $7.00-$7.84
        30, 1996

        Non qualified Stock Options                             (b)
        Plan for Directors, Officers
        and Consultants
        Shares under option at April      239,343  $0.01-$8.75
        30, 1995
        Granted                           200,000        $0.01
        Lapsed                          (142,914)
        Exercised                       (150,000)
                                        ---------

        Shares under option at April      146,429  $0.01-$8.75
        30, 1996

        Options exercisable at April      146,429
        30, 1996

        Non qualified Stock Options                             (c)
        Plan for Key Employees
        Shares under option at April      140,813 $1.75-$15.75
        30, 1995
        Granted                                 0
        Lapsed                          (133,671)
        Exercised

                                                0
                                           -------

        Shares under option at April        7,142  $3.50-$7.00
        30, 1996

        Options exercisable at April        7,142
        30, 1996

        Other Options                                           (d)
        Warrants under option at          600,000        $3.43
        April 30, 1995
        Granted                                 0
        Lapsed                            528,572
        Exercised

                                                0
                                           ------
        Warrants under option at           71,428        $3.43
        April 30, 1996

       (a) The Company adopted a qualified stock option plan under which the granting of options to purchase up to 8,000,000 shares has been authorized. The exercise price of the options is determined by the Option Committee appointed by the Board of Directors, but can be no less than 85% of the fair market value of the Company's stock on the date the option is granted. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

       (b) The Company adopted a non qualified stock option plan for directors, officers and consultants under which the granting of options to purchase up to 15,000,000 shares has been authorized. The exercise price of the options is determined by the Option Committee appointed by the Board of Directors. In the year ended April 30, 1996 granted below market options and recognized compensation expense in the amount of approximately $149. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

       (c) The Company adopted a non qualified stock option plan for key employees under which the granting of options to purchase up to 10,000,000 shares has been authorized. The exercise price of the options is determined by the Option Committee appointed by the Board of Directors. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

       (d) The Company has issued options to purchase C Warrants to a former officer of the Company in connection with his employment agreement. The option entitles its holder to purchase one Class C warrant at $3.01 per warrant.

(15)   Leases
       ------

       The Company has various non cancelable operating leases, primarily for office premises, that expire over the next three to five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all costs such as maintenance and insurance.

       Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 1996 are:

                                                      OPERATING LEASES
                                                                   $
        Year ending April 30
                               1997                              1,162
                               1998                                505
                               1999                                447
                               2000                                447
                               2001                                431

        Later years                                              1,025
                                                               -------


        Total minimum lease payments                            $4,017
                                                                ------
       Rental expense, net of sub lease income under operating leases, were $ 1,366 and $1,337 for the years ended April 30, 1996 and 1995, respectively.

(16)   Income Taxes
       ------------


       At April 30, 1996, the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $ 17,205 which, subject to I.R.S. review, will be available to offset future federal taxable income, if any, through 2011 and are subject to annual limitations in use.

       The Company has provided a valuation allowance equal to the estimated future benefit to be derived from the net operating loss carry forward as it is more likely than not that the losses will not be utilized.

(17)   Pension Benefits
       ----------------

       The Company has a non-employer contributory 401(k) plan.

       MTi Abraxsys Systems, Inc., a wholly owned subsidiary of the Company, has a 401(k) and contributes 25% of the employee's contribution up to 6% of the employee's salary.



       The employees of the Company's subsidiaries in the UK are entitled to receive additional compensation equivalent to 7% of their annual base salaries in lieu of any other pension provision by the Company.
       The Company's Singapore subsidiary contributes to the Government of Singapore Central Provident Fund in respect of all employees. The rate paid during the year ended April 30, 1996, was 20% of the employees' gross compensation subject to monthly maximum payments.

       The aggregated payments for pension and equivalent benefits during the year ended April 30, 1996 were $ 734. The equivalent costs for the year ended April 30, 1995 were $ 431.

(18)   Business and Credit Concentrations
       ----------------------------------


       Most of the Company's customers are located in Europe and in the countries of the former Soviet Union. No customers accounted for more than ten percent of the Company's revenues in the years ended April 30, 1996 and 1995.

(19)   Industry Segment and Geographic Information
       -------------------------------------------


       The Company operates in one principal industry segment; the design, production, sales and maintenance of computer systems and software together with the provision of associated services to international banking and financial institutions.

       The Company derived 88% and 86% of its gross revenues from its international subsidiaries, primarily in the UK in the years ended April 30 1996 and 1995, respectively. These subsidiaries produced 71% and 87% of net income before allocation of corporate overhead, write-off of in-process research and development, interest and taxes in the years ended April 30 1996 and 1995, respectively. Assets of these subsidiaries represent 84% and 93% of the Company's assets at April 30, 1996 and 1995, respectively.

(20)   Commitments and Contingencies
       -----------------------------

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

None

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 with respect to the Company's directors and executive officers is as follows:

                      POSITION(S) HELD
 NAME            AGE  WITH COMPANY               PERIOD
 ----            ---  ------------               ------

 Michael         38   Director                   March 1996 to present
 Awerbuch

 Anthony J.      45   President                  December 1991 to June 1994
 Cataldo
                      Chairman of the Board &    June 1994 to July 1995
                      Chief Executive Officer

                      Director                   November 1991 to July 1995

 Paul Ekon       37   Chief Executive Officer    October 1995 to present
                      Director                   October 1995 to present

 Peter Morris    40   President                  November 1995 to present
                      Chief Operating Officer    November 1995 to present
                      Director                   November 1995 to present

 John Ridley     39   Director                   March 1996 to present

 Peter           34   Director                   October 1994 to November
 Svennilson                                      1995
                      Chairman of the Board      July 1995 to November 1995
                      Chief Executive Officer    September to November 1995

 S. Keith        46   President & Chief          July 1994 to September 1995
 Williams             Operating Officer
                      Director                   November 1994 to September
                                                 1995


MICHAEL AWERBUCH was appointed a Director of the Company in March 1996. Mr. Awerbuch also serves as a consultant to the Company. From 1987 to 1992, Mr. Awerbuch worked as a broker with Kaplan and Stewart, Ltd. in Johannesburg, South Africa. From 1993 to 1994, Mr. Awerbuch worked as a broker with Taglich Brothers, D'Amadeo and Wagner & Co, Inc. in New York. From 1994 to 1996, Mr. Awerbuch served as Vice President for Sales of New World Technologies, Inc., a New York computer distribution and sales company.

ANTHONY J. CATALDO, joined the Company as its President and a Director in November 1991. He served as Chairman of the Board and Chief Executive Officer from June 1994 to July 1995. From March 1986 to November 1991, Mr. Cataldo was President of Internet Systems Japan, a producer of software for financial institutions, where he was responsible for Japanese sales and marketing.

PAUL EKON was appointed a Director and Chief Executive of the Company in October of 1995. Mr. Ekon was engaged in various manufacturing and marketing businesses in South Africa since 1990.
PETER MORRIS has served as a Director and as President and Chief Operating Officer of the Company from November of 1995. Mr. Morris served as managing director of DESISCo, re-named MTi Trading Systems, from 1993 to November 1995,
and as director of sales of DESISCo from 1992 to 1993.   He served as a Director
and Chief Operating Officer for Security Pacific, Hoare Govett from 1990 to 1992, Chairman and Chief Executive Officer for Fulcrum Management Consultancy Plc, from 1987 to 1990, and Director and Chief Operating Officer for Shearson Lehman Brothers International, from 1982 to 1987.

JOHN RIDLEY has held the positions of Systems Architect, Product Manager and Head of Product Development for DESISCo, since renamed MTi Trading Systems Limited.

PETER SVENNILSON served as Director of the Company from October 1994 to November 1995, as Chairman of the Board from July 1995 to November 1995 and as Chief Executive Officer from September to November 1995. From 1983 to 1993, Mr. Svennilson was an Associate Managing Director for Nomura International Plc. in London, England. From 1993 to the present, Mr. Svennilson served as a Managing Director of Stoneporch Limited, in London, England. Stoneporch Limited, under the trade name of Irongate, provides strategic advice to several US and European corporations. Mr. Svennilson is also a non-executive Director of Skandigen AB, a public Swedish biotechnology company.

S. KEITH WILLIAMS was appointed President and Chief Operating Officer in July of 1994, and a Director in November of 1994 and served in those capacities through September 1995. Mr. Williams was employed as General Manager of the Winter Partners subsidiaries for the five years preceding his employment with the Company.

Each of the directors of the Company has been elected for up to a one year term, expiring at the next annual meeting of the shareholders of the Company.

  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company has received a copy of reports on Form 5 filed by Messrs. Awerbuch, Ridley, and Morris, and has not received copies of any Form 5 with respect to the fiscal year ended April 30, 1996 or any representations from any officer or director or 10% shareholder of the Company, that any such Form 5 was not required to be filed. Accordingly, Messrs. Cataldo, Cole, Ekon, Guazzoni, Meaney, Sladden, Stone, Svennilson and Williams, as well as any other person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock may not have filed, on a timely basis, reports required by Section 16(a) during the most recent fiscal year.


ITEM 10        EXECUTIVE COMPENSATION

The following table shows, for the years ended April 30, 1996, 1995 and 1994, the total cash compensation paid by the Company to its chief executive officers and most highly compensated executive officers.
  SUMMARY COMPENSATION TABLE

                  ANNUAL COMPENSATION        LONG-TERM COMPENSATION

NAME AND    FISCALSALARY   BONUS    OTHER    RESTRICTSECURITIES   LTIP   ALL
PRINCIPAL   YEAR  ($)      ($)      ANNUAL   STOCK   UNDERLYING   PAY-   OTHER
POSITION                            COMPEN-  AWARD(S)OPTIONS      OUT    COMP
                                    SATION   ($)     SARS         ($)    ENSA
                                    ($)              (#)                 TION
                                                                          ($)

Anthony J.  1996  54,167   4,498                                         287,108
Cataldo,    1995  225,000  10,000   52,896           400,000
Chief       1994  150,000  46,399
Executive
Officer,
President
(1)

Paul Ekon   1996  105,916  0        16,714
(2)

Peter       1996  252,650  108,000  0
Morris,     1995  77,000   124,500
President
and Chief
Operating
Officer
(3)
Peter       1996  0        0        0
Svennilson  1995  0        0        0
Chairman,
Chief
Executive
Officer
and
Director

S. Keith    1996  100,104  0        16,114
Williams,   1995  196,389  99,511   34,546
President
and Chief
Operating
Officer
(4)

 (1) Effective December 31, 1991, Mr. Cataldo entered into an employment agreement with the Company to serve as its President. The term of the agreement expired on July 31, 1995, and was extended to July 31, 1997 by an Amendment and Extension Agreement dated August 1, 1994 (the "Amendment and Extension Agreement"). Under the terms of Mr. Cataldo's original employment contract, he received an annual salary of $150,000, plus a bonus equal to 2% of the Company's annual revenues as reported in the Company's annual report. Mr. Cataldo was also entitled to receive an expense allowance of $2,000 per month. Pursuant to his employment agreement, Mr. Cataldo also received options, to purchase 700,000 shares of Common Stock at $0.25 per share and options to purchase 700,000 Class C Warrants at $0.43 per warrant. The employment agreement provided that options to purchase 150,000, 200,000, 200,000 and 150,000 options of each type are to be exercisable as of December 31, 1991, 1992, 1993 and 1994, respectively. Mr. Cataldo received $12,500 for consulting services rendered in November and December of 1991. On September 22, 1993 and September 15, 1994, Mr. Cataldo exercised options to purchase 75,000 and 100,000 shares of Common Stock, respectively, at an exercise price of $.25 per share. Under the terms of the Amendment and Extension Agreement, Mr. Cataldo's contract was extended to August 1, 1997. He was entitled to a annual compensation of $250,000 and to an expense allowance of $25,000 per annum. He no longer received a bonus. In addition, the Amendment and Extension Agreement provided for the grant, each year, of options to purchase 400,000 common shares of the Company at $0.625 each. Effective July 13, 1995, Mr. Cataldo resigned as Chairman and Chief Executive Officer. By Separation Agreement and Release dated July 6 and 7, 1995 (the "Separation Agreement"), the Company agreed to pay Mr. Cataldo $300,000 in consulting fees in twelve $25,000 monthly installments, to be applied against fees for financial consulting services Mr. Cataldo may render to the Company;
in addition, the Company agreed to grant Mr. Cataldo a non-recourse, interest free $280,000 loan to purchase common shares of the Company; the loan is
secured by said common shares.   The Separation Agreement also provides that Mr.
Cataldo relinquishes all stock options and warrants granted to him under his employment agreements. By amendment to the Separation Agreement, Mr. Cataldo and the Company agreed to cancel the $280,000 non-recourse loan granted Cataldo and to retire the common shares subscribed by Cataldo and pledged to secure said loan. The Company further agreed to pay Mr. Cataldo $20,000 in addition to $105,000 previously paid to Cataldo under the Separation Agreement and to issue Mr. Cataldo 212,700 shares of common stock of the Company in full and final satisfaction of the Company's obligations to Mr. Cataldo.
(2) Mr. Ekon serves as the Company's Chief Executive Officer. His base salary is 60,000 British Pounds per year or approximately $93,000. Mr. Ekon is also entitled to a car allowance of 6,000 British Pounds per year, or approximately $9,300. Mr. Ekon's contract can be terminated by either party on a one year notice.
(3) Effective January 20, 1995, Mr. Morris entered into an employment agreement with the Company to serve as Managing Director of its wholly owned subsidiary, MTi Trading Systems. Under the terms his employment contract, Mr. Morris was entitled to an annual base salary of 150,000 British Pounds or approximately $230,000 and to a stock option equivalent to half of one percent of the Company's registered shares, plus a 50,000 British Pounds or approximately $77,500 sign on bonus. Subsequent to Mr. Morris' appointment as the Company's President and Chief Operating Officer, the Company agreed to raise Mr. Morris' base salary to 200,000 British Pounds or approximately $310,000 and to grant Mr. Morris a 100,000 British Pound or approximately $155,000 bonus and a 50,000 British Pounds or approximately $77,500 success bonus on completion of the MDIS Acquisition, in exchange for unpaid sign on bonus plus cancellation of his stock options. The MDIS Acquisition was closed on March 1, 1996. Mr. Morris is also entitled to the use of a company car at a cost of 7,500 British Pounds or approximately $11,000. Mr. Morris' employment contract can be terminated by either party on a one year notice.
(4) On July 12, 1994, Mr. Williams entered into an employment agreement with the Company which was due to terminate on May 31, 1997, providing for a minimum base salary of 155,000 British pounds per annum, or approximately $248,000. Mr. Williams resigned on September 25, 1995.


  OPTION GRANTS IN LAST FISCAL YEAR
No options were granted to officers or directors of the Company during the year ended April 30, 1996.
No options or SAR's were exercised by officers or directors of the Company during the year ended April 30, 1996.
The Company does not have long-term incentive plans.
Other than health, life and 401(k) plan benefits available to all employees, and the stock option plans described below which the Company may determine to pay to officers and/or employees, the Company does not currently have in effect any pension, profit sharing or other employee benefit plan.
The Company does not have a Directors and Officers liability insurance policy in force.
  COMPENSATION OF DIRECTORS
The Company pays $5,000 per year to non-employee directors and reimburses them for travel and lodging expenses incurred in connection with their services in that capacity.
In addition, Mr. Guazzoni, a Director of the Company from February 1994 to March 1996, was granted 50,000 warrants exercisable at $0.01 from July 15, 1996 to January 15, 1997 as additional compensation for his services as a Director of the Company.
  QUALIFIED INCENTIVE STOCK OPTION PLAN
On April 20, 1990 the shareholders of the Company approved a qualified incentive stock option plan (the "QISOP"). The QISOP provides for the granting of options, at the Board of Directors' discretion, to purchase up to an aggregate of 1,000,000 shares of Common Stock to eligible employees at an exercise price determinable at the discretion of the Option Committee (the "Committee") as appointed by the Company's Board of Directors but no less than 85% of the market
value of the common stock on the date the option is granted.   Options may be
granted to all salaried employees of the Company and its subsidiaries. Options granted under the QISOP are exercisable according to a vesting schedule which is determined by the Committee. Subject to the provisions of the Options Plan with respect to death and termination, the maximum period each option may be exercised shall be fixed by the committee at the time the option is granted, but shall not exceed five years. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the QISOP from 1,000,000 to 8,000,000, at $0.01 par value.
As of April 30, 1996, there were outstanding options to purchase a total of 1,857 shares, at an average exercise price of $7.14, under the QISOP.
  KEY EXECUTIVE STOCK BONUS GRANT
Concurrently with the approval of the QISOP, the shareholders of the Company approved a Key Executive Stock Bonus Grant Plan (the "Bonus Plan") for key executives. The Bonus Plan provides for the issuance of up to an aggregate of 100,000 shares of Common Stock to officers or key employees of the Company for little or no consideration. The grants require the approval of the Board of Directors. Qualification criteria are established by the Board of Directors and are based on the Key Executive's potential and dedication to the Company. The grants are subject to a two year vesting period and terminate if the executive's employment with the Company terminates during the vesting period.

As of the fiscal year ended April 30, 1996, there were no outstanding grants under the Bonus Plan.
  NON QUALIFIED STOCK OPTION PLAN FOR KEY EMPLOYEES
The shareholders of the Company approved a non qualified stock option plan for key employees(the "NSOPKEY") on April 20, 1990. The NSOPKEY provides for the granting of options to purchase up to an aggregate of 1,000,000 shares of Common Stock to key employees of the Company, with an exercise price determined by an option committee at the time of grant. No part of any option granted under the NSOPKEY will be exercisable more than five years after the date of grant. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the NSOPKEY from 1,000,000 to 10,000,000, at $0.01 par value.
As of the fiscal year ended April 30, 1996, there were outstanding options to purchase a total of 7,142 shares, at an average exercise price of $5.25, under the NSOPKEY.
  NON QUALIFIED STOCK OPTION PLAN FOR DIRECTORS, OFFICERS AND CONSULTANTS
The shareholders of the Company approved a non qualified stock option plan for Directors, Officers and Consultants (the "NSOPDOC") on April 20, 1990. The NSOPDOC provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of Common Stock to consultants and non-employee directors of the Company. No part of any option granted under the NSOPDOC will be exercisable more than five years after the date of grant. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the NSOPDOC from 2,000,000 to 15,000,000, at $0.01 par value.
As of the fiscal year ended April 30, 1996, there were outstanding options to purchase a total of 146,429 shares, at an average exercise price of $5.77, under the NSOPDOC.
  OTHER OPTIONS
The Company has issued 71,428 options to purchase Class C Warrants at a price of $3.01 per warrant to one former officer of the Company in connection with their employment arrangements.
  401(K) PLAN AND OTHER PENSION PLANS
MTi Abraxsys Systems, Inc., a wholly owned subsidiary of the Company, has a 401(k) savings plan for its employees. MTi Abraxsys Systems, Inc. contributes 25% of the employee's contribution, up to 25% of 6% of the employee's salary. The employees of the Company's subsidiaries in the UK are entitled to receive additional compensation equivalent to 7% of their annual base salaries in lieu of any other pension provision by the Company.
The Company's Singapore subsidiary contributes to the Government of Singapore Central Provident Fund in respect to all employees matching employee contributions, currently 8.75% of the employees' gross compensation.
All officers have executed non-compete agreements which provide that the individual will not compete with the Company during employment or for a period of one year following termination.



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

Name and Address of  Amount and Nature   Percent of
Beneficial Holder or of                  Class
Identity of Group    Beneficial          Common Stock(1)
                     Ownership
                     Common stock

Anthony J. Cataldo   212,985             0.7%
63 North East
Village Rd
Concord, NH 03301


Peter Morris                0(2)         0
Shottley Hall
Church Walk
Shottley
United Kingdom


Paul Ekon             35,714              0.1%
22 Wellington Garden
Hampstead
London NW3

Michael Awerbuch            0             0
216 Seventh Avenue,
# 4A
New York, NY 10011

John Ridley                 0 (3)          0
117 Highfield Way
Rickmansworth
Hertfordshire
WD3 2TL
England

Peter Svennilson            0              0
12 Old Bond Street
London, England

S. Keith Williams           0              0
18 Broomfield Road
Oxshott, Surrey
England

All Officers and       248,699              0.08%
Directors as a Group
(7 persons)

(1) Based on an aggregate of post May 15, 1995 split shares of Common Stock ("Shares") outstanding as of August 1, 1996 of 31,256,929.
(2) Excluding shares issuable on conversion of $310,000 of Series SA convertible debenture held by Mr. Morris. See Note 13 to the Financial Statements for conversion terms.
(3) Excluding shares issuable on conversion of $7,750 of Series SA convertible debenture subscribed by Mr, Ridley. See Note 13 to the Financial Statements for conversion terms.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 PETER SVENNILSON, DANIEL SLADDEN, THE WELLBOURNE TRUST

Mr. Peter Svennilson served as a Director of the Company from October 1994 to November 1995, and as Chairman of the Company from July 1995 to November 1996. Mr. Svennilson is the Managing Director of Stoneporch Limited ("Stoneporch") and an advisor to the Wellbourne Trust. Stoneporch conducts business under the trading name of Irongate. Mr. Daniel Sladden served as a Director of the Company from April to September 1995. Mr. Sladden is an advisor to the Wellbourne Trust.

In July of 1994, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $6,150,000; the subscription, by agreement between the Wellbourne Trust and the Company, was subsequently reduced to $5,550,000. The Wellbourne Trust received 2,550,000 warrants expiring in November of 1997 to purchase 2,550,000 shares of common stock at $1.75 per share. Mr. Svennilson assisted in arranging this transaction. Mr. Svennilson, Mr. Sladden and /or Stoneporch represented to the Company that they were not compensated for their efforts in arranging this transaction.

In November of 1994, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $1,726,562. Mr. Svennilson arranged this transaction. Mr. Svennilson, Mr. Sladden and /or Stoneporch represented to the Company that they were not compensated for their efforts in arranging this transaction.

In February of 1995, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $4,500,000. Mr. Svennilson arranged this transaction. Mr. Svennilson, Mr. Sladden and /or Stoneporch represented to the Company that they were not compensated for their efforts in arranging this transaction.

In March of 1995, the Company sold equity to the Wellbourne Trust for an aggregate consideration of $1,531,000. Mr. Svennilson arranged this transaction. Mr. Svennilson, Mr. Sladden and /or Stoneporch represented to the Company that they were not compensated for their efforts in arranging this transaction.

The Company requested that Mr. Svennilson and its affiliates produce a full accounting of all above described transactions. They have not produced such an accounting as of the date of this report.

The Wellbourne Trust was paid $100,000 in fees and expenses in relationship to the financing of the Winter Partners and DESISCo acquisitions.

  PETER J. MORRIS

Mr. Morris was appointed President and Chief Operating Officer of the Company in November of 1995. On February 14, 1996, the Company issued Mr. Morris a Series SA convertible debenture in the amount of $310,000 in settlement of all bonuses due Mr. Morris at that date. The convertible debenture is convertible into common shares of the Company at the lower of $0.48 or 62.5% of the average close bid for the Company's common stock for the five days immediately preceding the declaration of conversion. The Series SA convertible debenture yields 9% interest and matures on December 31, 1997.

  JOHN RIDLEY

On February 13, 1996, Mr. Ridley subscribed to a Series SA convertible debenture in the amount of $7,750. The convertible debenture is convertible into common shares of the Company at the lower of $0.48 or 62.5% of the average close bid for the Company's common stock for the five days immediately preceding the declaration of conversion. The Series SA convertible debenture yields 9% interest and matures on December 31, 1997.


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


     2.   Exhibits

     Exhibit Number
     --------------


     3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit
               3.1 to Amendment No. 4 on Form 8 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, filed with the Commission on February 24, 1993 ("Amendment No. 4")).
     3.2 Form of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-25528) filed with the Commission on November 15, 1988).
     3.3 Certificate of Amendment to Certificate of Incorporation, dated May, 1995.
     3.4 By-Laws of the Registrant (incorporated by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-18 (File No. 33-10342-NY) dated May 13, 1987 (the "Form S-18")).
     10.1 Form of Warrant Agreement dated May 21, 1987 between the Company, D.H. Blair & Co., Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Form S-18).
     10.2 Class C Warrant Agreement dated as of February 28, 1992 among the Company, D.H. Blair & Co., Inc. and American Stock Transfer & Trust Company (the "Class C Warrant Agreement") (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated March 11, 1992 (the "March 11 8-K")).
     10.3 Amendment dated as of July 20, 1992 to the Class C Warrant Agreement (incorporated by reference to Exhibit C to the Registrant's Current Report on Form 8-K dated July 24, 1992 (the "July 24 8-K")).
     10.4 Amendment dated as of August 24, 1992 to the Class C Warrant Agreement (incorporated by reference to
               Exhibit 10.4 to Amendment No. 4).
     10.5 Amendment dated as of December 11, 1992 to the Class C Warrant Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 4).
     10.5.1 Amendment dated as of February 22, 1993 to the Class Warrant Agreement (incorporated by reference to Exhibit 10.5.1 to the Registrant's Current Report on Form 8-K dated February 22, 1993).
     10.5.2 Form of Underwriting Agreement dated May 14, 1987 between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Form S-18).
     10.5.3 Form of Agency Agreement dated February 6, 1993 between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit A to the March 11 8-K).
     10.6 Form of Subordinated Convertible Note (incorporated by reference to Exhibit B to the March 11 8-K).
     10.6.1 Unit Purchase Option dated January 28, 1992 made by the Company to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit 10.6.1 to Amendment No. 5 on Form 8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, filed with the Commission on April 5, 1993 ("Amendment No. 5")).
     10.7 8% Subordinated Mortgage Note dated April 28, 1989 made by the Company to D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit B to the Registrant's Current Report on Form 8-K dated May 2, 1989 (the "May 2 8-K")).
     10.8 Amendment No. 1 to the 8% Subordinated Mortgage Note held by D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit E to the March 11 8-K).
     10.9 Security Agreement and Chattel Mortgage between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit A to the May 2 8-K).
     10.10 Assignment of Software Codes as Security for Subordinated Mortgage Note made by the Company to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit C to the May 2 8-K).
     10.11 Pledge Agreement made by Barrington J. Fludgate to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit D to the May 2 8-K).
     10.12 Promissory Note dated February 7, 1992 made by the Company to D.H. Blair Holdings, Inc., as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 4).
     10.13 Loan Agreement dated May 26, 1992 between the Company and D.H. Blair Investment Banking Corp. (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated May 26, 1992 (the "May 26 8-K")).
     10.14 Promissory Note dated May 26, 1992 made by the Company to D.H. Blair Investment Banking Corp., as amended (incorporated by reference to Exhibit
               10.14 to Amendment No. 4).
     10.15 Letter Agreement dated December 31, 1992 between D.H. Blair Investment Banking Corp. and the Company (incorporated by reference to Exhibit
               10.15 to Amendment No. 4).
     10.16 Letter Agreement dated December 3, 1991 between the Company and ABN/AMRO Bank N.V. ("ABN") (incorporated by reference to Exhibit 10.16 to Amendment No. 4).
     10.17 Promissory Note dated December 13, 1991 made by the Company to ABN (incorporated by reference to Exhibit 10.17 to Amendment No. 4).
     10.18 General Liability Agreement dated November 27, 1991 between the Company and ABN, with attached Guaranty dated November 27, 1991 given by Barrington J. Fludgate to ABN (incorporated by reference to Exhibit 10.18 to Amendment No. 4).
     10.19 Security Agreement dated November 27, 1991 between the Company and ABN (incorporated by reference to Exhibit 10.19 to Amendment No. 4).
     10.20 Corporate Guarantee dated November 26, 1991 from Management Technologies Financial Consultants Pty. to ABN (incorporated by reference to Exhibit 10.20 to Amendment No. 4).
     10.21 Corporate Guarantee dated November 26, 1991 from Management Technologies Trade Services, Inc. to ABN (incorporated by reference to Exhibit 10.21 to Amendment No. 4).
     10.22 Purchase Agreement dated as of July 17, 1992 between the Company and Michael Bollag, as amended (incorporated by reference to Exhibit A to the July 24 8-K and Exhibit D to the September 17 8-
               K).
     10.23 Registration Rights Agreement dated as of July 23, 1992 between the Company and Michael Bollag (incorporated by reference to Exhibit B to the July 24 8-K).
     10.24 Purchase Agreement dated as of September 15, 1992 among the Company, Michael Bollag, Naomi Bollag and William Karon (incorporated by reference to Exhibit B to the September 17 8-K).
     10.25 Registration Rights Agreement dated as of September 5, 1992 among the Company, Michael Bollag, Naomi Bollag and William Karon (incorporated by reference to Exhibit B to the September 17 8-K).
     10.26 Purchase Agreement dated as of October 6, 1992 between the Company and S. Sungyull Koo (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-3, Registration Nos. 33-25528 and 33-52074).
     10.27 Subscription Agreement dated as of December 14, 1992 between the Company and Robert Trump (incorporated by reference to Exhibit 10.27 to Amendment No. 4).
     10.28 Purchase Agreement dated as of December 18, 1992 between the Company and Clarion Capital (incorporated by reference to Exhibit 10.28 to Amendment No. 4).
     10.29 Software Distribution License Agreement dated May 28, 1991 between the Company and Global Financial Systems Inc. (the "Distribution Agreement"), as amended (incorporated by reference to Exhibit
               10.29 to Amendment No. 4).
     10.30 Software Development and Marketing Agreement dated December 23, 1992 between the Company and Hewlett Packard Company (incorporated by reference to Exhibit 10.30 to Amendment No. 5).
     10.31 Employment Agreement dated December 31, 1991 between the Company and Anthony Cataldo (incorporated by reference to Exhibit F to the Company's Current Report on Form 8-K dated March 11, 1992 (the "March 11 8-K")).
     10.32 Employment Agreement dated December 31, 1991 between the Company and Clifford Brune (incorporated by reference to Exhibit G to the March 11 8-K).
     10.33 Employment Agreement dated April 30, 1992 between the Company and Barrington Fludgate (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated May 13, 1992).
     10.34 Employment Agreement dated October 31, 1992 between the Company and Mark Blundell (incorporated by reference to Exhibit 10.34 to Amendment No. 4).
     10.35 Severance Agreement dated June 15, 1992 between the Company and Peter Lore (incorporated by reference to Exhibit B to the May 26 8-K).
     10.36 Agreement dated January 1993 between the Company and Blundell & Associates, Inc., as supplemented (incorporated by reference to Exhibit 10.36 to Amendment No. 4).
     10.37 Incentive Stock Option Plans (incorporated by reference to Exhibit 10.37 to Amendment No. 4).
     10.38 Lease for the Company's premises at One Penn Plaza, New York, New York (incorporated by reference to Exhibit 10.4 to the Form S-18).
     10.39 Lease Termination Agreement dated February 3, 1993 by and between the Company and Delta Airlines (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1993 (the "February 26 8-K")).
     10.40 Agreement of Sublease dated February 26, 1993 between BT North America, Inc. and the Company (incorporated by reference to Exhibit 2 to the February 26 8-K).
     10.41 Subscription Agreement dated as of February 22, 1993 between the Company and D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 1993).
     10.42 Irrevocable Voting Proxy dated February 23, 1993 from D.H. Blair Investment Banking Corp. in favor of Anthony J. Cataldo (incorporated by reference to Exhibit 1 to the February 26 8-K).
     10.43 Mutual Release and Hold Harmless Agreement dated January 19, 1993 between MCN-CSI Computer Services, Inc. and the Company (incorporated by reference to 10.43 to Amendment No. 5).
     10.44 Subscription Agreement dated April 26, 993, between Robert S. Trump and the Company (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated April 30, 1993 (the "April 30 8-K")).
     10.45 Letter Agreement dated April 36, 1993, between Robert S. Trump and the Company dated April 26, 1993 (incorporated by reference to Exhibit B to the April 30 8-K).
     10.46 Letter Agreement dated April 26, 1993 between Gerald Franz and the Company (incorporated by reference to Exhibit C to the April 30 8-K).
     10.47 Escrow Agreement dated April 26, 1993 among Gerald Franz, Baratta & Goldstein, as escrow agent, and the Company (incorporated be reference to Exhibit D to the April 30 8-K).
     10.48 Letter Agreement dated April 26, 1993 between Gerald Franz and the Company (incorporated by reference to Exhibit E to the April 30 8-K).
     10.49 Letter Agreement dated April 26, 1993 between Gerald Franz and the Company (incorporated by reference to Exhibit F to the Company's April 30 8-K).
     10.50 $50,000 Convertible Note executed by the Company in favor of Gerald Franz dated April 26, 1993 (incorporated by reference to Exhibit G to the Company's April 30 8-K).
     10.51 Letter Agreement dated August 13, 1993 between Sharon S. Merrill and the Company (incorporated be reference to Exhibit A to the July 29, 1993 8-K).
     10.52 Subscription Agreement dated July 30, 1993 between D.H. Blair Holdings, Inc. and the Company (incorporated by reference to Exhibit A to the August 6, 1993 8-K).
     10.53 Subscription Agreement dated August 6, 1993 between Bruno Guazzoni and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
     10.54 Subscription Agreement dated August 9, 1993 between Duncan Robertson and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
     10.55 Subscription Agreement dated August 9, 1993 between Caisse Centrale des Banques Populaires and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
     10.56 Stock Purchase Agreement dated July 29, 1993 among the MTI Merken Corporation, Sharon F. Merrill and the Company (incorporated by reference to Exhibit A to the Company's September 16, 1993 8-K).
     10.57 Agreement dated August 30, 1993 between Mark Blundell Associates, Inc. and New Paradigm Software Corp. (incorporated by reference to Exhibit 1 to the Company's November 30, 1993 8-K).
     10.58 Agreement dated August 25, 1993 between New Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 2 to the Company's November 30, 1993 8-K).
     10.59 Agreement dated August 25, 1993 between New Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 3 to the Company's November 30, 1993 8-K).
     10.60 Proxy dated November 19, 1993 by the Company (incorporated by reference to Exhibit 4 to the Company's November 30, 1993 8-K).
     10.61 Letter Agreement dated November 19, 1993 between New Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 5 to the Company's November 30, 1993 8-K).
     10.62 Heads of Agreement dated February 10, 1994 between Winter Partners Holding A.G. and the Company (incorporated by reference to Exhibit 2 to the Company's February 7, 1994 8-K).
     10.63 Subscription Agreement dated July 8, 1994 between Edelson Partners III and the Company (incorporated by reference to Exhibit A to the Company's July 12, 1994 8-K).
     10.64 Employment Agreement dated July 12, 1994 between Keith Williams and the Company (incorporated by reference to Exhibit 2 to the Company's July 13, 1994 8-K).
     10.65 Purchase and Sale Agreement dated July 13, 1994 between Winter Partners Holding A.G. and the Company (incorporated by reference to Exhibit 1 to the Company's July 13, 1994 8-K).
     10.66 Purchase of Stock Agreement dated July 11, 1994 between Robert Trump and the Company (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
     10.67 Amendment to Option Agreement dated July 11, 1994 between Robert Trump and the Company (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
     10.68 Secured Promissory Note in favor of Midland Associates dated July 11, 1994 (incorporated by reference to Exhibit C to the Company's July 13, 1994 8-K).
     10.69 Pledge Agreement and Corporate Guarantees dated July 11, 1994 between Midland Associates and the Company (incorporated by reference to Exhibit D to the Company's July 13, 1994 8-K).
     10.70 Common Stock Purchase Warrant dated July 11, 1994 (incorporated by reference to Exhibit E to the Company's July 13, 1994 8-K).
     10.71 Promissory Note by the Company in favor if FINMANAGEMENT dated July 7, 1994 (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
     10.72 Common Stock Purchase Warrant (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
     10.73 Agreement pursuant to Regulation "S" dated July 8, 1994 between Wellbourne Trust and the Company (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
     10.74 Common Stock Purchase Warrant (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
     10.75 Promissory Note by the Company in favor if Edelson Technology Partners III dated July 25, 1994 (incorporated by reference to Exhibit 1 to the Company's July 27, 1994 8-K).
     10.76 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated March 3rd, 1994 (incorporated by reference to Exhibit 2 to the Company's July 25, 1994 8-K).
     10.77 Offshore Subscription Agreement between COUTTS & Co and the Company dated March 10, 1994 (incorporated by reference to Exhibit 3 to the Company's July 25, 1994 8-K).
     10.78 Offshore Subscription Agreement between Caisse Centrale des Banques Populaires and the Company dated March 10, 1994 (incorporated by reference to Exhibit 4 to the Company's July 25, 1994 8-K).
     10.79 Letter Subscription Agreement between Edelson Technology Partners III and the Company dated August 23, 1994 (incorporated by reference to
               Exhibit 1 to the Company's August 23, 1994 8-K).
     10.80 Offshore Subscription Agreement between Credit Suisse (Hong Kong) and the Company dated September 9, 1994 (incorporated by reference to Exhibit 1 to the Company's September 13, 1994 8-K).
     10.81 Letter Agreement between Metrend Limited and the Company dated September 16, 1994 (incorporated by reference to Exhibit 2 to the Company's September 13, 1994 8-K).
     10.82 Agreement between NPSC and the Company dated September 6, 1994 (incorporated by reference to
               Exhibit 1 to the Company's September 6, 1994 8-K).
     10.83 Form of Subordinated Promissory Note by NPSC (incorporated by reference to Exhibit 2 to the Company's September 6, 1994 8-K).
     10.84 Offshore Subscription Agreement between Credit Suisse (Hong Kong) and the Company dated October 5, 1994 (incorporated by reference to Exhibit 1 to the Company's October 5, 1994 8-K).
     10.85 Offshore Subscription Agreement between Roberto Jimenez Collie and the Company dated October 11, 1994 (incorporated by reference to Exhibit 1 to the Company's October 11, 1994 8-K).
     10.86 Offshore Subscription Agreement between Toteam Ltd Inc. and the Company dated October 11, 1994 (incorporated by reference to Exhibit 2 to the Company's October 11, 1994 8-K).
     10.87 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated October 11, 1994 (incorporated by reference to Exhibit 3 to the Company's October 11, 1994 8-K).
     10.88 Offshore Subscription Agreement between Wellbourne Trust and the Company dated November 1, 1994 (incorporated by reference to Exhibit A to the Company's November 3, 1994 8-K).
     10.89 Offshore Subscription Agreement between Toteam Ltd., Inc. and the Company dated July 15, 1993 (incorporated by reference to Exhibit 1 to the Company's November 4, 1994 8-K).
     10.90 Offshore Subscription Agreement between Toteam Ltd., Inc. and the Company dated June 3rd, 1993 (incorporated by reference to Exhibit 1 to the Company's November 4, 1994 8-K).
     10.91 Offshore Subscription Agreement between Roberto Jimenez Collie and the Company dated June 7, 1993 (incorporated by reference to Exhibit 2 to the Company's November 4, 1994 8-K).
     10.92 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated November 1, 1994 (incorporated by reference to Exhibit 3 to the Company's November 4, 1994 8-K).
     10.93 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated June 10, 1993 (incorporated by reference to Exhibit 3 to the Company's November 4, 1994 8-K).
     10.94 Agreement between M.H. Meyerson & Co. and the Company dated December 7, 1994 (incorporated by reference to Exhibit 1 to the Company's December 7, 1994 8-K).
     10.95 Heads of Agreement between Digital Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd. and the Company dated December 12, 1994 (incorporated by reference to Exhibit 3 to the Company's December 12, 1994 8-
               K).
     10.96 Stock Purchase and Sale Agreement between Digital Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd., MTi Holding and the Company dated December 22, 1994 (incorporated by reference to Exhibit 1 to the Company's December 22, 1994 8-K).
     10.97 Assignment of Secured Loan between Digital Equipment Co. Ltd., MTi Holding and the Company dated December 22, 1994 (incorporated by reference to Exhibit 2 to the Company's December 22, 1994 8-
               K).
     10.98 Letter Agreement between Midland Associates and the Company dated January 23, 1995 (incorporated by reference to Exhibit 1 to the Company's February 16, 1995 8-K).
     10.99 Letter Agreement between Digital Equipment Co. Ltd, MTi Holding and the Company dated March 2nd, 1995 (incorporated by reference to Exhibit 3 to the Company's March 10, 1995 8-K/A).
     10.100 Offshore Subscription Agreement between Wellbourne Trust and the Company dated February 23, 1995 (incorporated by reference to Exhibit 1 to the Company's February 28, 1995 8-K).
     10.101 Promissory Note in favor of Howard Schraub dated February 17, 1995 (incorporated by reference to
               Exhibit 1 to the Company's March 10, 1995 8-K).
     10.102 Letter Agreement between Howard Schraub and the Company dated February 17, 1995 (incorporated by reference to Exhibit 2 to the Company's March 10, 1995 8-K).
     10.103 Non-qualified Stock Option Agreement between Howard Schraub and the Company (incorporated by reference to Exhibit 3 to the Company's March 10, 1995 8-K).
     10.104 Non-qualified Stock Option Agreement between Howard Schraub and the Company (incorporated by reference to Exhibit 4 to the Company's March 10, 1995 8-K).
     10.105 Promissory Note in favor of Bruno Guazzoni dated January 5, 1995 (incorporated by reference to
               Exhibit 5 to the Company's March 10, 1995 8-K).
     10.106 Offshore Subscription Agreement between Wellbourne Trust and the Company dated February 23, 1995 (incorporated by reference to Exhibit 1 to the Company's March 28, 1995 8-K).
     10.107 Offshore Subscription Agreement between Parkland Limited and the Company dated April 4th, 1995 (incorporated by reference to Exhibit 1 to the Company's May 3rd, 1995 8-K).
     10.108 Offshore Subscription Agreement between Hillside Industries, Inc. and the Company dated May 25, 1995 (incorporated by reference to Exhibit 1 to the Company's May 23, 1995 8-K).
     10.108 Offshore Subscription Agreement between Hillside Industries, Inc. and the Company dated May 25, 1995 (incorporated by reference to Exhibit 2 to the Company's May 23, 1995 8-K).
     10.109    Separation Agreement and Release between Anthony
               J. Cataldo and the Company dated July 6 and 7, 1995 (incorporated by reference to exhibit (a) to the Company's August 9, 1995 8-K)
     10.110 Pledge-Escrow Agreement between Anthony J. Cataldo and the Company (incorporated by reference to exhibit (c) to the Company's August 9, 1995 8-K)
     10.111 Non-recourse Promissory Note by Anthony J. Cataldo date July 17, 1995 (incorporated by reference to exhibit (b) to the Company's August 9, 1995 8-K)
     10.112 Settlement Agreement by and between the Company and MCI dated August 31, 1995 (incorporated by reference to exhibit 10.112 to the Company's August 31, 1995 8-K)
     10.113 Settlement Agreement by and between the Company and Midland Associates dated September 13, 1995 (incorporated by reference to exhibit 10.113 to the Company's September 29, 1995 8-K)
     10.115. Copy of Letter Agreement dated December 15, 1995 with Israel Trading Fund, Ltd. and Select Capital Advisors, Inc. (incorporated by reference to exhibit 10.115 to the Company's March 14, 1996 8-
               K)
     10.116. Copy of Letter Agreement dated December 22, 1995 with Israel Trading Fund, Ltd. and Select Capital Advisors, Inc. (incorporated by reference to exhibit 10.116 to the Company's March 14, 1996 8-
               K)
     10.117 Copy of Agreement For Consulting Services with Barrocas and Behzadi Investments dated November 27, 1995. (incorporated by reference to exhibit
               10.117 to the Company's March 14, 1996 8-K)
     10.118 Copy of 9% Convertible A Debenture issued to Torah Vachesed Lezra Vesad dated December 19, 1995. (incorporated by reference to exhibit 10.118 to the Company's March 14, 1996 8-K)
     10.119 Copy of Escrow Agreement with Barry B. Globerman, dated December 20, 1995. (incorporated by reference to exhibit 10.119 to the Company's March 14, 1996 8-K)
     10.120 Copy of a Treasury Order dated December 20, 1995. (incorporated by reference to exhibit 10.120 to the Company's March 14, 1996 8-K)
     10.121 Copy of an Offshore Securities Subscription Agreement with Torah Vachesed Lezra Vesad dated December 20, 1995. (incorporated by reference to exhibit 10.121 to the Company's March 14, 1996 8-
               K)
     10.122 Copy of 9% Convertible A Debenture issued to Schulamit Pritzker dated December 19, 1995. (incorporated by reference to exhibit 10.122 to the Company's March 14, 1996 8-K)
     10.123 Copy of Escrow Agreement with Barry B. Globerman, dated December 20, 1995. (incorporated by reference to exhibit 10.123 to the Company's March 14, 1996 8-K)
     10.124 Copy of a Treasury Order dated December 20, 1995. (incorporated by reference to exhibit 10.124 to the Company's March 14, 1996 8-K)
     10.125 Copy of an Offshore Securities Subscription Agreement with Schulamit Pritzker dated December 20, 1995 (incorporated by reference to exhibit
               10.125 to the Company's March 14, 1996 8-K)
     10.126 Copy of 9% Convertible A Debenture issued to Aaron Meyer Gee dated December 22, 1995. (incorporated by reference to exhibit 10.126 to the Company's March 14, 1996 8-K)
     10.127 Copy of Escrow Agreement with Barry B. Globerman, dated December 22, 1995. (incorporated by reference to exhibit 10.127 to the Company's March 14, 1996 8-K)
     10.128 Copy of a Treasury Order dated December 20, 1995. (incorporated by reference to exhibit 10.128 to the Company's March 14, 1996 8-K)
     10.129 Copy of an Offshore Securities Subscription Agreement with Aaron Meyer Gee dated December 22, 1995 (incorporated by reference to exhibit 10.129 to the Company's March 14, 1996 8-K)
     10.130 Copy of 9% Convertible A Debenture issued to Dovasar S.A., dated December 29, 1995. (incorporated by reference to exhibit 10.130 to the Company's March 14, 1996 8-K)
     10.131 Copy of Escrow Agreement with Barry B. Globerman, dated December 29, 1995. (incorporated by reference to exhibit 10.131 to the Company's March 14, 1996 8-K)
     10.132 Copy of a Treasury Order dated December 29, 1995. (incorporated by reference to exhibit 10.132 to the Company's March 14, 1996 8-K)
     10.133 Copy of an Offshore Securities Subscription Agreement with Dovasar S.A. dated December 29, 1995 (incorporated by reference to exhibit 10.133 to the Company's March 14, 1996 8-K)
     10.134 Copy of 9% Convertible A Debenture issued to Chava Fischman, dated December 29, 1995. (incorporated by reference to exhibit 10.133 to the Company's March 14, 1996 8-K)
     10.135 Copy of Escrow Agreement with Barry B. Globerman, dated December 29, 1995. (incorporated by reference to exhibit 10.135 to the Company's March 14, 1996 8-K)
     10.136 Copy of a Treasury Order dated December 29, 1995. (incorporated by reference to exhibit 10.136 to the Company's March 14, 1996 8-K)
     10.137 Copy of an Offshore Securities Subscription Agreement with Shava Fischman dated December 29, 1995 (incorporated by reference to exhibit 10.137 to the Company's March 14, 1996 8-K)
     10.138 Copy of 9% Convertible B Debenture issued to Henry Zieleniec, dated January 25, 1996. (incorporated by reference to exhibit 10.138 to the Company's March 14, 1996 8-K)
     10.139 Copy of Escrow Agreement with Barry B. Globerman, dated January 25, 1996. (incorporated by reference to exhibit 10.139 to the Company's March 14, 1996 8-K)
     10.140 Copy of a Treasury Order dated January 25, 1996. (incorporated by reference to exhibit 10.140 to the Company's March 14, 1996 8-K)
     10.141 Copy of an Offshore Securities Subscription Agreement with Henry Zieleniec dated January 25, 1996. (incorporated by reference to exhibit 10.141 to the Company's March 14, 1996 8-K)
     10.142 Copy of 9% Convertible B Debenture issued to Raphael Lapidus, dated January 29, 1996. (incorporated by reference to exhibit 10.142 to the Company's March 14, 1996 8-K)
     10.143 Copy of Escrow Agreement with Barry B. Globerman, dated January 29, 1996. (incorporated by reference to exhibit 10.143 to the Company's March 14, 1996 8-K)
     10.144 Copy of a Treasury Order dated January 29, 1996. (incorporated by reference to exhibit 10.144 to the Company's March 14, 1996 8-K)
     10.145 Copy of an Offshore Securities Subscription Agreement with Raphael Lapidus dated January 29, 1996. (incorporated by reference to exhibit 10.145 to the Company's March 14, 1996 8-K)
     10.146 Copy of 9% Convertible B Debenture issued to Miriam Herzel, dated January 29, 1996. (incorporated by reference to exhibit 10.146 to the Company's March 14, 1996 8-K)
     10.147 Copy of Escrow Agreement with Barry B. Globerman, dated January 29, 1996. (incorporated by reference to exhibit 10.147 to the Company's March 14, 1996 8-K)
     10.148 Copy of a Treasury Order dated January 29, 1996. (incorporated by reference to exhibit 10.148 to the Company's March 14, 1996 8-K)
     10.149 Copy of an Offshore Securities Subscription Agreement with Miriam Herzel dated January 29, 1996 (incorporated by reference to exhibit 10.149 to the Company's March 14, 1996 8-K)

     10.150 Copy of 9% Convertible B Debenture issued to Yosef Yud, dated January 29, 1996. (incorporated by reference to exhibit 10.150 to the Company's March 14, 1996 8-K)
     10.151 Copy of Escrow Agreement with Barry B. Globerman, dated January 29, 1996. (incorporated by reference to exhibit 10.151 to the Company's March 14, 1996 8-K)
     10.152 Copy of a Treasury Order dated January 29, 1996 (incorporated by reference to exhibit 10.152 to the Company's March 14, 1996 8-K)
     10.153 Copy of an Offshore Securities Subscription Agreement with Yosef Yud dated January 29, 1996. (incorporated by reference to exhibit 10.153 to the Company's March 14, 1996 8-K)
     10.154 Copy of 9% Convertible B Debenture issued to Menachem M. Begun, dated January 30, 1996. (incorporated by reference to exhibit 10.154 to the Company's March 14, 1996 8-K)
     10.155 Copy of Escrow Agreement with Barry B. Globerman, dated January 30, 1996. (incorporated by reference to exhibit 10.155 to the Company's March 14, 1996 8-K)
     10.156 Copy of a Treasury Order dated January 30, 1996 (incorporated by reference to exhibit 10.156 to the Company's March 14, 1996 8-K)
     10.157 Copy of an Offshore Securities Subscription Agreement with Menachem M. Begun dated January 30, 1996. (incorporated by reference to exhibit 10.157 to the Company's March 14, 1996 8-K)
     10.159 Letter Agreement between the Company, ITF and Select Capital dated February 28, 1996 (incorporated by reference to exhibit 10.159 to the Company's July 11, 1996 8-K/A)
     10.160 Copy of 9% Convertible C Debenture issued to Shulamit Pritzker, dated February 28, 1996. (incorporated by reference to exhibit 10.160 to the Company's March 26 8-K/A)
     10.161 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit 10.161 to the Company's March 26 8-K/A)
     10.162 Copy of a Treasury Order dated February 27, 1996 (incorporated by reference to exhibit 10.162 to the Company's March 26 8-K/A)
     10.163 Copy of an Offshore Securities Subscription Agreement with Shulamit Pritzker dated February 27, 1996. (incorporated by reference to exhibit
               10.163 to the Company's March 26 8-K/A)
     10.164 Copy of 9% Convertible C Debenture issued to Joseph Weinburg, dated February 28, 1996. (incorporated by reference to exhibit 10.164 to the Company's March 26 8-K/A)
     10.165 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit 10.165 to the Company's March 26 8-K/A)
     10.166 Copy of a Treasury Order dated February 28, 1996 (incorporated by reference to exhibit 10.166 to the Company's March 26 8-K/A)
     10.167 Copy of an Offshore Securities Subscription Agreement with Joseph Weinburg dated February 28, 1996. (incorporated by reference to exhibit 10.167 to the Company's March 26 8-K/A)
     10.168 Copy of 9% Convertible C Debenture issued to Torah Vachesed Lezra Vesad, dated February 28, 1996. (incorporated by reference to exhibit 10.168 to the Company's March 26 8-K/A)
     10.169 Copy of Escrow Agreement with Barry B. Globerman, dated February 27, 1996. (incorporated by reference to exhibit 10.169 to the Company's March 26 8-K/A)
     10.170 Copy of a Treasury Order dated February 27, 1996 (incorporated by reference to exhibit 10.170 to the Company's March 26 8-K/A)
     10.171 Copy of an Offshore Securities Subscription Agreement with Torah Vachesed Lezra Vesad, dated February 28, 1996. (incorporated by reference to exhibit 10.171 to the Company's March 26 8-K/A)
     10.172 Copy of 9% Convertible C Debenture issued to Yosef Yud, dated February 28, 1996. (incorporated by reference to exhibit 10.172 to the Company's March 26 8-K/A)
     10.173 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit 10.173 to the Company's March 26 8-K/A)
     10.174 Copy of a Treasury Order dated February 28, 1996. (incorporated by reference to exhibit 10.174 to the Company's March 26 8-K/A)
     10.175 Copy of an Offshore Securities Subscription Agreement with Yosef Yud, dated February 28, 1996. (incorporated by reference to exhibit 10.175 to the Company's March 26 8-K/A)
     10.176 Copy of 9% Convertible C Debenture issued to Aaron Meyer Gee, dated February 28, 1996. (incorporated by reference to exhibit 10.176 to the Company's March 26 8-K/A)
     10.177 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit 10.177 to the Company's March 26 8-K/A)
     10.178 Copy of a Treasury Order dated February 28, 1996. (incorporated by reference to exhibit 10.178 to the Company's March 26 8-K/A)
     10.179 Copy of an Offshore Securities Subscription Agreement with Aaron Meyer Gee, dated February 28, 1996. (incorporated by reference to exhibit 10.179 to the Company's March 26 8-K/A)
     10.180 Copy of 9% Convertible C Debenture issued to Dovasar S.A., dated February 29, 1996. (incorporated by reference to exhibit 10.180 to the Company's March 26 8-K/A)
     10.181 Copy of Escrow Agreement with Barry B. Globerman, dated February 29, 1996. (incorporated by reference to exhibit 10.181 to the Company's March 26 8-K/A)
     10.182 Copy of a Treasury Order dated February 29, 1996. (incorporated by reference to exhibit 10.182 to the Company's March 26 8-K/A)
     10.183 Copy of an Offshore Securities Subscription Agreement with Dovasar S.A., dated February 29, 1996. (incorporated by reference to exhibit 10.183 to the Company's March 26 8-K/A)
     10.184    Letter from Management Technologies, Inc. to Barry
               B. Globerman dated December 15, 1995.
               (incorporated by reference to exhibit 10.184 to the Company's March 26 8-K/A)
     10.185 Letter from MTi Abraxsys Systems, Inc. to Management Technologies, Inc. dated December 15, 1995. (incorporated by reference to exhibit 10.186 to the Company's March 26 8-K/A)
     10.187 Copy of 9% Convertible C Debenture issued to Israel Daniel Levy, dated March 26, 1996. (incorporated by reference to exhibit 10.187 to the Company's July 11, 1996 8-K/A)
     10.188 Copy of Escrow Agreement with Barry B. Globerman, dated March 26, 1996. (incorporated by reference to exhibit 10.188 to the Company's July 11, 1996 8-K/A)
     10.189 Copy of a Treasury Order dated March 26, 1996 (incorporated by reference to exhibit 10.189 to the Company's July 11, 1996 8-K/A)
     10.190 Copy of an Offshore Securities Subscription Agreement with Israel Daniel Levy, dated March 26, 1996. (incorporated by reference to exhibit 10.190 to the Company's July 11, 1996 8-K/A)
     10.191 Copy of 9% Convertible C Debenture issued to Joseph Yud, dated March 26, 1996. (incorporated by reference to exhibit 10.191 to the Company's July 11, 1996 8-K/A)
     10.192 Copy of Escrow Agreement with Barry B. Globerman, dated March 26, 1996. (incorporated by reference to exhibit 10.192 to the Company's July 11, 1996 8-K/A)
     10.193 Copy of a Treasury Order dated March 26, 1996 (incorporated by reference to exhibit 10.193 to the Company's July 11, 1996 8-K/A)
     10.194 Copy of an Offshore Securities Subscription Agreement with Joseph Yud, dated March 26, 1996. (incorporated by reference to exhibit 10.194 to the Company's July 11, 1996 8-K/A)
     10.195 Copy of 9% Convertible C Debenture issued to Mary Park Properties, Ltd., dated March 26, 1996. (incorporated by reference to exhibit 10.195 to the Company's July 11, 1996 8-K/A)
     10.196 Copy of Escrow Agreement with Barry B. Globerman, dated March 26, 1996. (incorporated by reference to exhibit 10.196 to the Company's July 11, 1996 8-K/A)
     10.197 Copy of a Treasury Order dated March 26, 1996 (incorporated by reference to exhibit 10.197 to the Company's July 11, 1996 8-K/A)
     10.198 Copy of an Offshore Securities Subscription Agreement with Mary Park Properties, Ltd., dated March 26, 1996. (incorporated by reference to exhibit 10.198 to the Company's July 11, 1996 8-K/A)
     10.199 Copy of 9% Convertible D Debenture issued to Michal Alif, dated May 2, 1996. (incorporated by reference to exhibit 10.199 to the Company's July 11, 1996 8-K/A)
     10.200 Copy of Escrow Agreement with Barry B. Globerman, dated May 2, 1996. (incorporated by reference to exhibit 10.200 to the Company's July 11, 1996 8-K/A)
     10.201 Copy of a Treasury Order dated May 2, 1996 (incorporated by reference to exhibit 10.201 to the Company's July 11, 1996 8-K/A)
     10.202 Copy of an Offshore Securities Subscription Agreement with Michal Alif, dated May 2, 1996. (incorporated by reference to exhibit 10.202 to the Company's July 11, 1996 8-K/A)
     10.203 Copy of 9% Convertible E Debenture issued to AT Investements SA, dated May 7, 1996. (incorporated by reference to exhibit 10.203 to the Company's July 15, 1996 8-K)
     10.204 Copy of an Offshore Securities Subscription Agreement with AT Investements SA, dated May 7, 1996. (incorporated by reference to exhibit 10.204 to the Company's July 15, 1996 8-K)
     10.205 Copy of a Regulation S Distribution Agreement between the Company and U.S. Milestone Corporation dated June 4, 1996 (incorporated by reference to exhibit 10.205 to the Company's July 30, 1996 8-K)
     10.206 Copy of an amendment to Distribution Agreement between the Company and U.S. Milestone Corporation dated June 11, 1996 (incorporated by reference to exhibit 10.206 to the Company's July 30, 1996 8-K)
     10.207 Copy of an Offshore Securities Subscription Agreement between the Company and Silverstone International Corp. dated June 4, 1996. (incorporated by reference to exhibit 10.207 to the Company's July 30, 1996 8-K)

     16.01 Letter on change of certifying accountant from Goldstein & Morris dated May 10, 1995, (incorporated by reference to exhibit 1 to the Company's May 9, 1995 8-K).
     17.01 Resignation letter from Barrington J. Fludgate, dated September 15, 1995 (incorporated by reference to exhibit 10.185 to the Company's July 11, 1996 8-K/A)
     17.02 Resignation letter from Robert Oxenberg, dated December 13, 1995 (incorporated by reference to exhibit (1) of the Company's December 13, 1995 8-
               K)
     17.03 Resignation letter from Dan Sladden dated September 11, 1995, (incorporated by reference to exhibit 17.03 of the Company's October 4, 1995 8-
               K)
     17.04 Resignation letter from Keith Williams dated October 3, 1995, (incorporated by reference to exhibit 17.04 of the Company's October 4, 1995 8-
               K)
     17.05 Resignation letter from Anthony J. Cataldo dated November 30, 1995, (incorporated by reference to exhibit 17.05 of the Company's December 1, 1995 8-
               K)
     17.06 Resignation letter from Peter Svennilson dated November 29, 1995, (incorporated by reference to exhibit 17.06 of the Company's December 1, 1995 8-
               K)
     17.07 Resignation letter from Edward Stone dated November 22, 1995, (incorporated by reference to exhibit 17.06 of the Company's December 1, 1995 8-
               K)
     17.08 Resignation letter from Claudio Guazzoni dated March 26, 1996 (incorporated by reference to exhibit 17.08 to the Company's March 27, 1996 8-K)
     22.01     List of the Company's Subsidiaries
     23.01 Consent by KPMG Peat Marwick LLP dated August 15, 1995, incorporated by reference to exhibit 23.01 to the Company's 10K-SB dated August 15, 1995)
     23.02     Consent by KPMG Peat Marwick LLP dated August 13,
               1996
     99.01 Resignation letter from Nigel Cole, undated, (incorporated by reference to exhibit 99.01 of the Company's October 4, 1995 8-K)


     (B) CURRENT REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED APRIL 30, 1996:

                                                          FINANCIAL
                                                          STATEMENT
      FORM   REPORT DATE     ITEM REPORTED                FILED

      8-K/A  March 4, 1996   5, settlement agreement      None
      8-K    March 27, 1996  5, appointment of directors  None
                             6, resignation of directors
      8-K/A  March 26, 1996  5, convertible debenture     None
      8-K    March 27, 1996  5, resignation of director   None
                             6, appointment of director
      8-K    March 28, 1995  5, equity financing          None



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MANAGEMENT TECHNOLOGIES, INC.

                                                           By: /s/ Paul Ekon
                                                                   ---------
                                                                   Paul Ekon
                                                    Chief Executive  Officer

                                                   Date:     August 20, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.
Signature                Title              Date
- ---------                -----              ----


                         Chief Executive    August 20  ,1996
/s/ Paul Ekon            Officer and
   ----------
                         Director
Paul Ekon
                         (Principal
                         Executive Officer)

/s/ Peter Morris         President, Chief   August 20, 1996
   -------------
                         Operating Officer,
Peter Morris
                         Director
                         (Principal
                         Accounting
                         Officer)

                                            August 20, 1996
/s/ Michael Awerbuch     Director
    -----------------

Michael Awerbuch


/s/ John Ridley          Director           August 20, 1996
    -----------

John Ridley