Form 10QSB
period 1996-07-31
MANAGEMENT TECHNOLOGIES INC
filed 1996-09-16
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  July 31, 1996
                               --------------


                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

                       Commission File Number:   0-17206
                                                --------


                         Management Technologies, Inc.
                         -----------------------------

             (Exact name of Registrant as specified in its Charter)

New York                      13-3029797
- ----                          ----------

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                630 Third Avenue
                            New York, New York 10017
                            ------------------------

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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of September 16, 1996
- --------------------------------------    ------------------------------------

Common Stock, par value $.01 per share            36,281,722

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---





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

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of July 31, 1996
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statements of Operation
     Consolidated Statements of Cash Flows
     Notes to Financial Statements



       MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET
                       July 31, 1996
                         (in $'000)



ASSETS                                              (unaudi
                                                     ted)
Current assets:
  Cash                                                2,761
  Accounts receivable; billed                         8,228
                                   unbilled           1,830
  Prepaid expenses and other current assets           2,597

  TOTAL CURRENT ASSETS                               15,416


Property and equipment, net of accumulated              721
depreciation
Intangible assets, less accumulated amortization     15,230
Capitalized software development                        681

TOTAL  ASSETS                                        32,049


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    2,486
  Accrued expenses                                    3,063
  Taxes payable                                       4,737
  Note payable on acquisition                         2,100
  Deferred income                                     4,034
  Lease liabilities                                      61
  Other current liabilities                             250

  TOTAL CURRENT LIABILITIES                          16,731

Loans payable                                         8,993
Other long term liabilities                             108

  TOTAL  LIABILITIES                                 25,832


Stockholders' equity
  Common stock $.01 par value. Authorized shares
  200,000,000,
          issued shares 31,030,808                      310
  Additional paid in capital                         52,724
  Accumulated deficit                              (46,538)

  Foreign currency translation adjustment             (279)

  TOTAL STOCKHOLDERS' EQUITY                          6,217

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         32,049


    The accompanying notes are an integral part of these
                    financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                          (In $000 except share data)


                                            Additional
                         Common     Stock     paid in   Retained Transla  Total
                                                                   tion
                          stock     amount    capital   Earnings Adjustment


Balances at April 30,   24,686,084      247     49,814   (46,865)     433 3,629
1996



Sale of common shares    1,021,111       10        490                      500

Issuance of common
stock in conversion of   5,231,613       52      2,380                    2,432
convertible debentures

Issuance of common
stock in compensation       92,000        1         40                       41
for services

Net income for the                                            327           327
period



Translation adjustment                                              (712) (712)




Balances at July 31,    31,030,808      310     52,724   (46,538)   (279) 6,217
1996


Less Shares to be          584,810
issued



Shares issued and       30,445,998
outstanding



   The accompanying notes are an integral part of these financial statements



                 MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three months ended July 31
                                   (in $'000)
                                                                 1996       1995
                                                          (unaudited) (unaudited
                                                                               )
REVENUES
   Software products                                            1,430      3,353
   Maintenance fees                                             2,475      2,047
   Customer service fees                                        2,741      1,793


   TOTAL REVENUE                                                6,647      7,193


COST AND EXPENSES
   Costs of software products                                     213        693
   Costs of maintenance                                         1,150      1,056
   Costs of customer service                                      986        797
   Selling, general and administrative                          3,545      4,425
   Amortization of Intangible assets                              181        185
   Depreciation                                                   213        264


   TOTAL COSTS AND EXPENSES                                     6,289      7,420


PROFIT/(LOSS) FROM OPERATIONS                                     358      (227)

Interest (expense)                                               (32)      (288)


NET PROFIT/(LOSS)                                                 327      (515)


Net profit (loss) per share outstanding                         $0.01    ($0.03)
Net profit per share, fully diluted                             $0.01

Weighted average number of common shares outstanding       27,618,075 15,451,450
Weighted average number of common shares and common
share equivalent outstanding                               50,184,006



   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (in  $ 000)


                                                               Three months
                                                               ended July 31,
                                                                    1996   1995
Cash flow from operating activities
 Net income (loss)                                                   327  (515)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Capitalisation of software development                         (681)  (712)
    Depreciation and amortization                                    464    554
    Changes in assets and liabilities net of effects from
    acquisitions:
     Increase (decrease) in accounts receivable (including       (2,149)  1,574
     unbilled)
     Increase in other current assets                              (595)   (92)
     Decrease (increase) in accounts payable & accrued expense     (718)    160
     Increase (decrease) in payroll payable                          124  (345)
     Decrease in notes and loans payable                           (416)      -
     Increase (decrease) in deferred income                          998  (519)
     Decrease in other liabilities                                  (11)  (163)

Net cash used in (provided by) operating  activities             (2,657)    105

Cash  flows from investing activities:
 Cash paid for DESISCo less cash acquired                              -  (844)
 Proceeds from sales of fixed assets                                   -     29

Net cash used in investing activities:                                 -  (815)

Cash flow from financing activities
 Proceeds from notes payable and convertible debentures            5,060      -
 Repayment of notes payable                                            -  (275)
 Proceeds from issuance of common stock                              500    803

Net cash provided in financing activities                          5,560    528

Effect of exchange rate on cash                                    (455)     63


INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                  2,448  (119)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      313    833

CASH AND CASH EQUIVALENTS - END OF PERIOD                          2,761    714

Supplemental disclosure of cash flow information
Non-cash financing activities
   Issuance of common stock in                                     2,432    357
   conversion of debt
  Issuance of common stock for compensation                           41      -

The accompanying notes are an integral part of these financial statements



Notes to Financial Statements:

1. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended April 30, 1996, included in the Company's Annual Report on form 10-KSB. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. The interim results are not necessarily indicative of the results for the full year.

2. The net profit per share for the three months ended July 31, 1996 is computed based upon the weighted average of common shares and common stock equivalents outstanding. The net loss per share for the quarter ended July 31, 1995 is computed based upon the weighted average number of shares outstanding excluding stock equivalents as they would be anti-dilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal products are IBS-90, Abraxsys, IBS-IV Trade Finance, OpenTrade and TradeWizard. Abraxsys, IBS-90 and IBS-IV Trade Finance are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is UNIX. By the end of the current financial year, Abraxsys will have been ported to Microsoft Corporation's Windows NT operating system to offer a fully functioning banking solution on the most popular emerging platform in the industry. IBS-IV Trade Finance has reached the technological feasibility phase and its development costs since acquisition from McDonnell Information Systems ("MDIS") have been capitalized, accordingly. OpenTrade is a software product that provides a platform for distributing real-time financial information within
the trading room environment.   OpenTrade is used by 50 customers supporting
6,000 trading positions. TradeWizard is an advanced software product for the integration of information and applications at the users' desktop. It is installed at some 1,000 positions. The Company also markets and licenses its ManTec line of integrated software packages for financial institutions through
an agent.   The Company no longer directly supports its ManTec product line.
The Company's agent provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company earns revenues from selling other companies' hardware and software products.
The Company accounts for revenue in conformity with Statements of Position ("SOP") 81-1.

The Company recognizes revenues from all products according to the percentage of completion method as costs are incurred (cost to cost basis) in conformity with SOP 81-1. A prudent estimate is made of the revenue attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty. If the estimate indicates a loss, the entire loss is accrued immediately. The amount by which revenue exceeds billings to customers is shown as unbilled accounts receivable.

Maintenance revenues are recognized on an incremental basis over the period of the contract, the unrecognized portion is recorded as deferred income. Customer service revenues are recognized as revenue as work is performed and invoiced by the Company. The Company's contracts with its customers typically provide for payments to be made pursuant to specified schedules, some of which payments are received prior to delivery to the customer. Such payments received prior to delivery are not recognized by the Company as revenue, but are reflected as deferred income on the Company's consolidated balance sheet. Revenues recognized in accordance with SOP-81-1 and not yet invoiced are recorded as accrued income on the Company's consolidated balance sheet.

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

Comparison of fiscal quarters

The Company has continued to build sales of its products to $6,647,000 for the 3 month period ending 31 July 1996 from $4,693,000 (an average quarterly rate of 42% for FY96). This increase reflects the successful strategy of concentrating on our existing clients for additional and on-going business, which now represents 78% of our total revenue. To complement this focus of activity on our existing client base, MTi has added new distribution channels through signing strategic partnerships with niche industry market leaders such as CSC and IDOM (a subsidiary of Deloitte Touche).
Software product sales on average in FY96 were $1,470,000 compared to $1,430,317 for the 3 month period ended 31 July 1996. This demonstrates that the concentration on the client base and the partnership approach have not had any adverse affect on software product sales. Indeed, the current pipeline for new business stands at in excess of $40 million.

The cost of software products decreased to $213,096 for the 3 month period ended 31 July 1996 from a quarterly average of $649,589 for FY96. This reflects the reduced amount of computer hardware that in the past we have delivered to clients as part of a solution. Computer hardware generally has extremely low margins and a negative cashflow and has been replaced by sales of products built by the company (ie. software) which has a lower cost of sale, and far reduced cashflow implications.

The maintenance revenue increased by 30% to $2,475,409 for the 3 months ended 31 July 1996 from a quarterly average of $1,896,000 during FY96. Maintenance revenue provides sustainable annual income, which enables MTi to be less affected by the peaks and troughs of new sales revenue, and enables MTi to plan and manage its resources to better effect. The objective is to achieve a position where new license sales are not the mainstay of the company.

Customer services fees increased by 42% to $2,741,274 for the 3 month ended 31 July 1996 from $1,931,000, being the quarterly average for FY96. This also reflects the value of our client base, and that through concerted effort, new revenue can be generated.

The cost of maintenance increased from $971,065, the quarterly average for FY96, to $1,149,572 for the 3 months ended 31 July 1996. The cost for the quarter has increased by only $178,507, however, the revenues have significantly increased by $579,409. The cost of customer services has increased from $955,906 quarterly average for FY96, to $986,393 for the 3 month period ended 31 July 1996. Notably the company has achieved significant productivity and profitability gains from this activity with costs rising only $30,487 compared to a substantial revenue increase of $828,274.

Selling, general and administrative costs have decreased from $5,060,000 for the quarterly average for FY96 to $3,545,383 for the 3 month period ended 31 July 1996 . The restructuring costs taken in the last quarter of FY96 and the completion of operational unit integration have resulted in this quarters numbers being a closer reflection of the real on-going costs in this category. The company continues to work hard to control its cost base. However, as the forecast growth manifests, there will be some increase in the cost base.

The company is reporting a $358,388 operating profit for the 3 month period ended 31 July 1996 compared to an operating loss of $227,000 for the 3 month period ended 31 July 1995. However, there were several adjustments made at the end of the financial year FY96 which impacted Q1 last year, and therefore the total operating loss of $10,965,000 when averaged equates to a realistic loss
per quarter of $2,741,250 in FY96.   MTi maintains tight operational and
financial controls over all aspects of its business in order to properly plan and administer its business.

The company incurs expenses in British pounds, Singapore dollars, US dollars, French francs and German marks. Similarly revenues are invoiced in a variety of currencies, the most significant are UK pounds, US dollars, German marks, French francs and Swiss francs. The company does not engage in any hedging activities.

The company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


Liquidity and Capital Resources

During the 3 month period ended 31 July 1996 the company issued convertible debt for a total consideration of approximately $5,060,000 and equity for a total consideration of approximately $500,000. This was used to fund the working capital requirements.

At 31 July 1996 the company had a working capital deficiency of approximately $1,315,000 as compared to a working capital deficiency of $6,993,000 at 30 April 1996.

As at 16 September 1996 the company has received commitments from external investors totalling $3,660,000. Had the full financing been closed by 31 July the working capital deficiency would have been eliminated.

Since 31 July 1996 the company has fully repaid Digital Equipment Company Limited, the former owner of the company's subsidiary, MTi Trading Systems Ltd., all rescheduled acquisition payments. The tangible and intangible assets pledged to Digital Equipment Company Limited as guarantee under the associated stock purchase agreement and loan assignment has been released and all liens have been lifted. Since this is the main operating company it now means that MTi is both debt free and unencumbered and other forms of financing are now available other than through equity.

The company's long term liquidity and its ability to continue as a going concern will ultimately depend on the company's ability to realise sufficient revenue from operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

1.   Matter involving Barrington Fludgate

     On 26 July 1995, Fludgate commenced an action in the New York State Supreme Court, New York County claiming breach of contract. The action claims specific damages of an aggregate of $4,000,000 and additional unspecified damages. The Company will interpose an answer to the complaint, which includes a general denial, affirmative defenses as well as a counterclaim.

     The legal action in the New York State Supreme Court is in the preliminary stages and based upon the information provided by the Company and certain prior legal actions which were dismissed, there appears to be a meritorious defense to the claim of Mr. Fludgate in this action.

3.   Claim of Registration Rights for Unit Holders of the Company

     In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share, pre May 15, 1995 reverse split ("Units"), subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a certain warrant agreement. The Private Placement terms provided for the Company to use its best efforts to register the shares and the shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. The Company extended an offer to the Unit Holders to issue two additional pre-split shares per Unit as compensation for any damage they may have suffered due to delays in registering shares subscribed and shares underlying Class "C" Warrants. A number of Unit Holders have accepted the Company's offer and were issued such compensation shares.



The Company is not a party to any other material litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended July 31, 1996:

FORM   REPORT DATE         ITEM REPORTED                       FINANCIAL
                                                               STATEMENTS FILED

8-K    June 18, 1996       5 & 7,  asset acquisition           None
8-K/A  July 11, 1996       5 & 7,  convertible debt financing  None
8-K    July 15, 1996       5 & 7,  convertible debt financing  None
8-K    July 30, 1996       5 & 7,  equity financing            None









                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
September 16, 1996


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Peter Morris

                                   Peter Morris