Form 10QSB/A
period 1995-07-31
MANAGEMENT TECHNOLOGIES INC
filed 1996-11-05
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-QSB/A
                         FIRST AMENDMENT TO FORM 10-QSB

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
                                                --------


                         Management Technologies, Inc.
                         -----------------------------

             (Exact name of Registrant as specified in its Charter)

New York                           13-3029797
--------                           ----------

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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of September 15, 1995
--------------------------------------    ------------------------------------

Common Stock, par value $.01 per share            15,651,067

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---



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







                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                  (in $'000)


                                                   July 31         April 30,
                                                     1995            1995
ASSETS                                           (unaudited)
Current assets:
   Cash                                                     551             833
   Accounts receivable; billed                            1,870           4,655
                                    unbilled              2,791           1,618
   Prepaid expenses and other current assets              1,885           1,803

   TOTAL CURRENT ASSETS                                   7,097           8,909
Property and equipment, net of accumulated                1,509           1,810
depreciation
Intangible assets, less accumulated                      14,142          14,663
amortization
Other assets                                                  0           1,839

TOTAL  ASSETS                                            22,748          27,221



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                       3,162           2,898
   Accrued expenses                                       4,411           4,545
   Taxes payable                                          1,694           2,053
   Note payable on acquisition                            2,430           3,607
   Deferred income                                        4,022           3,632
   Lease liabilities                                        123
   Other current liabilities                              1,283           1,180

   TOTAL CURRENT LIABILITIES                             17,125          17,915

Loans payable                                               270
Non current note payable on acquisition                       0           1,766
Other long term liabilities                                 227           1,521

   TOTAL  LIABILITIES                                    17,622          21,202

Stockholders' equity
   Common stock $.01 par value. Authorized
   shares, 200,000,000
           issued shares 16,362,732                         160             140
   Additional paid in capital                            43,613          42,472
   Accumulated deficit                                 (38,218)        (36,063)
   Foreign currency translation adjustment                (429)           (530)

   TOTAL STOCKHOLDERS' EQUITY                             5,126           6,019

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            22,748          27,221


   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY
                          (In $000 except share data)


                                       Additional
                      Common    Stock    paid in   Retained Translation  Total
                      stock    amount    capital   Earnings  Adjustment



Balances at April   14,540,169     140      42,472  (36,063)      (530)   6,019
30, 1995



Sales of common        839,429       9         523                          532
shares


Issuances of common
stock in conversion    271,469       3         377                          380
of debt

Shares subscribed      711,665       8         241                          249
but not issued

Net income (loss)                                    (2,155)            (2,155)
for the year



Translation                                                         101     101
adjustment




Balances at July    16,362,732     160      43,613  (38,218)      (429)   5,126
31, 1995



Less shares to be      711,665
issued

Total issued and
outstanding at      15,651,067
July 31, 1995

   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in $'000)


                                                   Three months ended July 31,
                                                        1995           1994
                                                     (unaudited)    (unaudited)
Revenues
         Software products                                    2,425         312
         Maintenance fees                                     2,047         354
         Customer service fees                                1,793         151



         TOTAL REVENUE                                        6,266         817


Cost and expenses
         Costs of software products                             693           6
         Costs of maintenance                                 1,056         266
         Costs of customer service                              797          89
         Selling, general and administrative                  5,137       1,201
         Write off of acquired research and                               7,000
         development
         Amortization of Intangible assets                      185          16
         Depreciation                                           264          26


         TOTAL COSTS AND EXPENSES                             8,132       8,604



LOSS FROM OPERATIONS                                       (1,866)      (7,787)

Write down of investment in affiliate                                   (1,112)
Interest (expense)                                           (288)         (20)



NET LOSS                                                    (2,155)     (8,919)




Net profit loss per share outstanding                       (0.14)       (1.90)

Weighted average number of common shares                15,451,450    4,697,042
outstanding



   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in $ 000)

                                                   Three months ended July 31,
                                                         1995           1994
                                                     (unaudited)    (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
 NET LOSS                                                   (2,155)     (8,919)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Write off investment in affiliate                              0         647
   Depreciation and amortization                                554          47
   Write down of acquired research and development                        7,000
   Changes in assets and liabilities net of
   effects from acquisitions:
    Decrease (increase) in accounts receivable                2,756       (360)
    Increase (decrease) in unbilled accounts                (1,182)        (67)
    receivable
    Increase (decrease) in other current assets                (92)       (329)
    Increase (decrease) in accounts payable                     297         786
    Decrease in accrued expenses                              (137)       (190)
    Decrease (increase) in payroll taxes payable              (345)         158
    Increase in notes and loans payable                           0       1,200
    Increase in deferred income                                 409         200
    Decrease (increase) in lease liabilities                  (163)          17

NET CASH USED IN (PROVIDED BY) OPERATING                       (58)         190
ACTIVITIES

CASH  FLOWS FROM INVESTING ACTIVITIES:
 Payment for Winter Partners net of cash acquired                       (6,694)
 Payment for DESISCo net of cash acquired                     (844)
 Proceeds from disposal/(purchase) of fixed assets               29        (19)

NET CASH PROVIDED (USED IN) FROM INVESTING                    (815)     (6,713)
ACTIVITIES:

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from notes payable                                      0       1,000
 Repayment of notes payable                                   (275)       (664)
 Proceeds from issuance of common stock                         803       7,635

NET CASH PROVIDED IN FINANCING ACTIVITIES                       528       7,971

EFFECT OF EXCHANGE RATE ON CASH                                  63          25

INCREASE IN CASH  AND CASH EQUIVALENTS                        (282)       1,473
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 833         190

CASH AND CASH EQUIVALENTS - END OF PERIOD                       551       1,663


Supplemental disclosure of cash flow information
  Cash paid during the fiscal quarter for interest                           20
Non-cash financing activities
  Issuance of common stock in conversion of                     357
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

     The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company earns revenues from the selling other companies' hardware and software products. The Company accounts for revenue in conformity with Statements of Position ("SOP") 91-1 and 81-1.

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


Comparison of fiscal quarters

     The increase in revenues from $817,000 for the three month period ending July 31, 1994 to $6,266,000 for the three month period ending July 31, 1995 is primarily due to revenues of the operating subsidiaries acquired during the fiscal year ended April 30, 1995.

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

     Selling, general and administrative costs increased from $1,201,000 for the three months ended July 31, 1994 to $5,137,000 for the three months ended July 31, 1995, mainly due to the addition of the selling, general and administrative costs of the operating subsidiaries acquired during the fiscal year ended April 30, 1995. Selling, general and administrative costs as a percentage of revenue decreased from 147% for the three months ended July 31, 1994 to 82% for the three months ended July 31, 1995 due to greater operating efficiency realized through the restructuring of the Company in the fiscal year ended April 30, 1995.

     The Company's profit after costs of revenue, consisting of total revenues minus costs of software products, costs of maintenance and costs of customer service, was $3,720,000 for the three month period ended July 31, 1995 as compared to $456,000 for the three month period ended July 31, 1994. This improvement is a result of the gross contribution of the operating subsidiaries acquired during the fiscal year ended April 30, 1995.

     The Company's operating loss was $1,866,000 for the three month period ended July 31, 1995 as compared to an operating loss of $7,786,000 for the three month period ended July 31, 1994. This improvement is a result of the contribution of the operating subsidiaries acquired during the fiscal year ended April 30, 1995, and of the write off of acquired in-process development in the amount of $7,000,000 in the three month period ended July 31, 1994. There was no such write off in the three month period ended July 31, 1995.

     The Company incurs expenses in British Pounds, Hong Kong dollars, Singapore dollars and United States dollars. Similarly, revenues are invoiced in a variety of currencies, the most significant of which are British Pounds, United States dollars, Deutsche Marks and Swiss Francs. The Company does not engage in any hedging activity.

     The Company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


Liquidity and Capital Resources
     During the three month period ended July 31, 1995 the Company issued stock for a total consideration of approximately $1,161,000 used to fund working capital requirements and in the conversion of subordinated debt.

     At July 31, 1995, the Company had a working capital deficiency of approximately $10,028,000 as compared to a working capital deficiency of $9,006,000 at April 30, 1995. Certain liabilities formerly recorded as long term, have repayment dates that are less than one year and consequently have been reclassified, at July 31, 1995, as current.

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


Claim of Howard Schraub

Howard Schraub instituted an action against the Company in the New York State Supreme Court, New York County, for the sum of $122,000. The Company has agreed to a tentative settlement agreement with Mr. Schraub wherein the Company will pay the amount due to him and, at its option, provide a portion of the
settlement amount       in shares of common stock of the Company which contain
registration rights. The settlement has not yet been finalized, and it is anticipated that the claim will be settled prior to September 30, 1995.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended July 31, 1995:

FORM  REPORT DATE        ITEM REPORTED                          FINANCIAL
                                                                STATEMENTS FILED

8-K   April 28, 1995     5, election of new directors           None
8-K   April 28, 1995     5, annual shareholders' meeting        None
8-K   May 3, 1995        5, equity financing                    None
8-K   May 9, 1995        4, change of accountant                None
8-K   May 23, 1995       5, equity financing                    None
8-K   June 16, 1995      5, debt conversion                     None
8-K   August 9, 1995     5, resignation of an officer           None


                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
November 5, 1995


                              Management Technologies, Inc.
                              (Registrant)



                              By:/s/ Peter Morris
                                 -----------------------------------------


                                   Peter Morris