Form 10QSB/A
period 1995-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1996-11-22
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              SECOND AMENDMENT TO
                                  FORM 10-QSB
                                ON FORM 10-QSB/A

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
                                                --------


                         Management Technologies, Inc.
                         -----------------------------

             (Exact name of Registrant as specified in its Charter)

New York                           13-3029797
---------                          ----------

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

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of October 31, 1995
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statement of Operation
     Consolidated Statement of Cash Flows
     Notes to Financial Statements








          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                            (in $'000)


                                             October 31 April 30,
                                                1995       1995
ASSETS                                      (unaudited)
Current assets:
   Cash                                             357        833
   Accounts receivable; billed                    2,598      4,655
                                                  2,085      1,618
   unbilled
   Prepaid expenses and other current             1,218      1,803
   assets

   TOTAL CURRENT ASSETS                           6,258      8,909
Property and equipment, net of accumulated        1,238      1,810
depreciation
Intangible assets, less accumulated              13,851     14,663
amortization
Other assets                                          0      1,839

TOTAL  ASSETS                                    21,347     27,221


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                               3,497      2,898
   Accrued expenses                               3,860      4,545
   Taxes payable                                  2,824      2,053
   Note payable on acquisition                    2,244      3,607
   Deferred income                                3,477      3,632
   Lease liabilities                                 95
   Other current liabilities                        630      1,180

   TOTAL CURRENT LIABILITIES                     16,627     17,915
Non current note payable on acquisition               0      1,766
Other long term liabilities                         173      1,521

   TOTAL  LIABILITIES                            16,800     21,202

Stockholders' equity
   Common stock $.01 par value. Authorized
   shares, 200,000,000
           issued shares 19,837,393                 195        140
   Additional paid in capital                    45,371     42,472
   Accumulated deficit                         (40,769)   (36,063)
   Foreign currency translation adjustment        (250)      (530)

   TOTAL STOCKHOLDERS' EQUITY                     4,547      6,019

   TOTAL LIABILITIES AND STOCKHOLDERS'           21,347     27,221
   EQUITY



  The accompanying notes are an integral part of these financial statements






                         MANAGEMENT TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY
                          (In $000 except share data)


                                    Addition
                                        al
                     Common   Stock  paid in  Retained   Translation    Total
                     stock   amount  capital  Earnings    Adjustment



Balances at July   16,362,732    160   43,613  (38,218)          (429)    5,126
31, 1995
Sale of common        100,000      1       99                               100
shares



Shares subscribed   3,374,661     34    1,659                             1,693
but not issued



Net income (loss)                               (2,552)                 (2,552)
for the quarter



Translation                                                        179      179
adjustment




Balances at        19,837,393    195   45,371  (40,769)          (250)    4,547
October 31, 1995



Less shares to be   4,086,326
issued


Total issued and   15,751,067
outstanding at
October 31, 1995

   The accompanying notes are an integral part of these financial statements






                     MANAGEMENT TECHNOLOGIES, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

             Three months ended October 31, 1995 and 1994
                              (in $'000)


                                                       1995        1994
                                                (unaudited) (unaudited)
Revenues
    Software products                                 1,494       3,572
    Maintenance fees                                  1,735         854
    Customer service fees                             1,285         523


    TOTAL REVENUE                                     4,514       4,949


Cost and
expenses
    Costs of software                                   526          93
    products
    Costs of                                          1,115         650
    maintenance
    Costs of customer                                   874         335
    service
    Selling, general and                              5,014       2,719
    administrative
    Amortization of                                     184          87
    Intangible assets
    Depreciati                                          244          91
    on
    Write off of acquired research and
    development


    TOTAL COSTS AND EXPENSES                          7,957       3,975


LOSS FROM OPERATIONS                                (3,443)         974
Profit on disposal of/(write down of investment       1,064
in) affiliate
Interest                                              (173)       (106)
(expense)


NET LOSS                                            (2,552)         868




Net profit/loss per share                            (0.12)        0.15
outstanding
Net profit per share, fully diluted                                0.08

Weighted average number of common shares         18,100,062   5,858,810
outstanding
Weighted average number of common shares and                 10,984,460
common share equivalents outstanding

    The accompanying notes are an integral part of these financial statements






                         MANAGEMENT TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Six months ended October 31, 1995 and 1994
                                  (in $'000)



                                                               1995        1994
                                                        (unaudited) (unaudited)
Revenues
    Software products                                         3,919       3,883
    Maintenance fees                                          3,782       1,208
    Customer service fees                                     3,078         675


    Total Revenues                                           10,779       5,766


Cost and expenses
    Costs of software products                                1,219          99
    Costs of maintenance                                      2,171         916
    Costs of customer service                                 1,671         424
    Selling, general and administrative                      10,151       3,920
    Amortization of Intangible assets                           369         103
    Depreciation                                                507         117
    Write off of acquired research and development                        7,000


    Total costs and expenses                                 16,088      12,579


     Loss from                                              (5,309)     (6,813)
    operations

Profit on disposal of/(write down of investment in)           1,064     (1,112)
affiliate
Interest expense                                              (462)       (126)


Net loss                                                    (4,707)     (8,051)




Net loss per share outstanding                               (0.27)      (1.71)

Weighted average number of common shares outstanding     17,188,781   4,697,043

   The accompanying notes are an integral part of these financial statements






            MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in  $ 000)


                                               Six months ended October
                                                         31,
                                                  1995         1994
Cash flow from operating activities
 Net income (loss)                                 (4,707)      (8,051)
  Adjustments to reconcile net income (loss)
  to net cash
  provided by (used in) operating activities
   Write off investment in affiliate                 (923)          647
   Depreciation and amortization                     1,016          257
   Write down of acquired research and                            7,000
   development
   Changes in assets and liabilities net of
   effects from acquisitions:
    Decrease (increase) in accounts                  2,001      (1,715)
    receivable
    Increase (decrease) in unbilled accounts         (498)           34
    receivable
    Decrease (increase) in other current               560        (488)
    assets
    Increase (decrease) in accounts payable            658        (408)
    Decrease (increase) in accrued expenses          (661)        1,443
    Increase (decrease) in payroll taxes               810          188
    payable
    Increase in notes and loans payable                  -        1,200
    Decrease in deferred income                      (111)      (1,025)
    Increase (Decrease) in lease liabilities         (242)

Net cash provided by (used in) operating           (2,097)        (918)
activities
Cash  flows from investing activities:
 Payment for Winter Partners net of cash                        (5,009)
 acquired
 Cash paid for DESISCo less cash acquired            (926)
 Proceeds from disposal/(purchase) of fixed             43         (71)
 assets

Net cash used in investing activities:               (883)      (5,080)

Cash flow from financing activities
 Proceeds from notes payable                             -        1,000
 Repayment of notes payable                          (275)        (662)
 Proceeds from issuance of common stock              2,596        6,156

Net cash provided in financing activities            2,321        5,080

Effect of exchange rate on cash                        183        (195)


INCREASE IN CASH  AND CASH EQUIVALENTS               (476)          301
CASH AND CASH EQUIVALENTS - BEGINNING OF               833          190
PERIOD


CASH AND CASH EQUIVALENTS - END OF PERIOD              357          491


Supplemental disclosure of cash flow
information
  Cash paid during the fiscal quarter for                             0
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

The increase in revenues to $10,779,000 for the six month period ending October 31, 1995 from $5,766,000 for the six month period ending October 31, 1994 is primarily due to revenues of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995.

Costs of software products increased to $526,000 for the three months ended October 31, 1995 from $93,000 for the three months ended October 31, 1994, and to $1,219,000 for the six months ended October 31, 1995 from $99,000 for the six months ended October 31, 1994, due to the incorporation of costs of third party products delivered with the Company's products in the three month period ended October 31, 1995 and the amortization of software recognized on the acquisition of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995.

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

Selling, general and administrative costs increased to $5,014,000 for the three months ended October 31, 1995 from $2,719,000 for the three months ended October 31, 1994, and to $10,151,000 for the six months ended October 31, 1995 from $3,920,000 for the six months ended October 31, 1994, mainly due to the addition of the selling, general and administrative costs of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995 and the consequent increase in the size of the Company and in the number of the Company's employees.

The Company's profit after costs of revenue, consisting of total revenues minus costs of software products, costs of maintenance and costs of customer service, was $1,999,000 for the three month period ended October 31, 1995 compared to $3,871,000 for the three month period ended October 31, 1994, and $5,718,000 for the six month period ended October 31, 1995 compared to $4,327,000 for the six month period ended October 31, 1994. This improvement is a result of the gross contribution of the Winter Partners subsidiaries acquired during the fiscal year ended April 30, 1995.

The Company's operating loss was $3,443,000 for the three month period ended October 31, 1995 compared to an operating profit of $974,000 for the three month period ended October 31, 1994 resulting from additional costs associated with the restructuring of the Company's operations and management during the period. This restructuring has resulted in the achievement of a reduction in annual operating costs of $5,000,000. The Company's operating loss was $5,309,000 for the six month period ended October 31, 1995 compared to an operating loss of $6,813,000 for the six month period ended October 31, 1994 due to the write off, in 1994 of acquired research and development following on the acquisition of the Winter Partners subsidiaries.

The Company, as part of an elimination of debt, disposed of its interest in New Paradigm Software Corporation ("NPSC") during the quarter ended October 31, 1995. Consequently, the Company recognized a profit on disposal of $1,064,000 on disposal. In the six month period ended October 31, 1994, the Company wrote off its investment in NPSC recognizing a loss of $1,112,000.

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

At October 31, 1995, the Company had a working capital deficiency of approximately $10,369,000 as compared to a working capital deficiency of $9,006,000 at April 30, 1995.

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

     The legal action in the New York State Supreme Court is in the preliminary stages and based upon the information provided by the Company and the prior legal action which was dismissed in the United States District Court, there appears to be a meritorious defense to the claim of Mr Fludgate in this action.

2.   Matter involving MCI Telecommunications Corporate ("MCI")
     Sublease 335 Madison Avenue

     The Company's Landlord, MCI, has asserted a claim for approximately $426,000 against the Company as a result of past due rent under its Sublease for space occupied by MTi and/or claimed affiliated companies.
     The Company and MCI have settled the matter for the sum of $300,000 payable on an installment payment basis. The Company has paid the initial $50,000 and the balance is required to be paid over a six month period. The Company has agreed to provide a Confession of Judgment which is being held in escrow by the attorney for MCI. In the event of a default, MCI can proceed to enter a judgment against the Company for the sum of $507,968 crediting the amount paid by the Company. The difference between the settlement amount and the confession of judgment or $300,000 has not been provided for. The Company has not made a certain payment due and has received a notification of default from MCI.

3.   Claim of Howard Schraub

     Howard Schraub instituted an action against the Company in the New York State Supreme Court, New York County for the sum of $184,000. The Company and Schraub agreed to settle the claim and are in the process of finalizing the settlement agreement.

4.   Claim of Edelson Technology Partners, III ("Edelson")

     Edelson has instituted a suit in the New York State Supreme Court, New York County claiming the sum of Pounds 250,000 plus interest and attorneys' fees. The basis of the suit is a promissory note issued by the Company. The Company is contesting the action based upon a prior settlement agreement with the Company.

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

     A number of Unit Holders have made claims against the Company, alleging that the Company agreed to afford Unit Holders options to purchase shares of Common Stock at a below market price as a form of compensation to Unit Holders for losses occurring as a result of the Company's not proceeding with the Registration of their shares. The Company has issued an offer to Unit Holders to issue to those Unit Holders who were included in the registration statement which was withdrawn, two shares of the Company's common stock per unit so that Unit Holders would be compensated for any loss sustained as a result of the registration which was withdrawn by the Company. A number of unit holders have returned a favorable response. The Company is still responsible to file a registration statement. The cost of such a filing is not expensed but applied against the Additional Paid in Capital. The Company can reasonably expect to pay $100,000 is awaiting a response from the Unit Holders as to whether or not they will agree to the proposed settlement.
6. MTi and IBS Ketel Ltd ("IBS") - matter pending in the New York State Supreme Court

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

8.   Rosanne Milazzo ("Milazzo")

     Rosanne Milazzo acted as a consultant for the Company to assist in selling a software product called IBS II Plus. This relationship was terminated by MTi in August 1994. Milazzo claims breach of contract and damages of $252,350. Milazzo has filed a law suit against the Company in the New York State Supreme Court, New York County.

9.   Napoleon Securities ("Napoleon")

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1995:

FORM   REPORT DATE         ITEM REPORTED             FINANCIAL
                                                     STATEMENTS
                                                     FILED

8-K    August 9, 1995      5, resignation of an      None
                           officer
8-K    October 4, 1995     6, resignation of         None
                           directors
8-K    August 31, 1995     5, settlement of a major  None
                           contract
8-K/A  September 29, 1995  5, debt forgiveness       None
8-K    December 1st, 1995  6, resignation of         None
                           directors


                                   SIGNATURE
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
November 21, 1996


                              Management Technologies, Inc.
                              (Registrant)



                              By:/s/ Peter Morris
                                     ---------------------------------


                                   Peter Morris