Form 10QSB
period 1996-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1996-12-23
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  October 31, 1996
                               -----------------


                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

                       Commission File Number:   0-17206
                                                --------


                         Management Technologies, Inc.
                         -----------------------------

             (Exact name of Registrant as specified in its Charter)

New York                      13-3029797
----                          ----------

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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of December 16, 1996
--------------------------------------    -----------------------------------

Common Stock, par value $.01 per share            70,830,118

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---

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

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of October 31, 1996
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statements of Operation
     Consolidated Statement of Cash Flows
     Notes to Financial Statements



        MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET
                       October 31, 1996
                          (in $'000)



ASSETS                                               (unaudited)
Current assets:
  Cash                                                      1,525
  Accounts receivable; billed                               5,461
                                   unbilled                 3,637
  Prepaid expenses and other current assets                 2,943

  TOTAL CURRENT ASSETS                                     13,566


Property and equipment, net of accumulated                    746
depreciation
Intangible assets, less accumulated amortization           14,940
Capitalized software development                            1,184

TOTAL  ASSETS                                              30,436


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                          3,769
  Accrued expenses                                          2,563
  Taxes payable                                             3,712
  Deferred income                                           2,272
  Other current liabilities                                   110

  TOTAL CURRENT LIABILITIES                                12,426

Loans payable                                               8,323

  TOTAL  LIABILITIES                                       20,749


Stockholders' equity
  Common stock $.01 par value. Authorized shares
  200,000,000,
          issued shares 56,216,081                            562
  Additional paid in capital                               56,745
  Accumulated deficit                                    (46,353)
  Foreign currency translation adjustment                 (1,267)

  TOTAL STOCKHOLDERS' EQUITY                                9,687

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               30,436


The accompanying notes are an integral part of these financial statements

               MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                         (In $000 except share data)


                                        Additional
                       Common    Stock    paid in    Retained  Translat Total
                                                                  ion
                        stock   amount    capital    Earnings  Adjustment


Balances at July 31, 31,030,808     310      52,724    (46,538)   (279) 6,217
1996

Issuance of common
stock in conversion  25,185,273     252       4,021                     4,273
of convertible
debentures

Net income for the                                          185           185
period



Translation                                                       (988) (988)
adjustment

Balances at October  56,216,081     562      56,745    (46,353) (1,267) 9,687
31, 1996



  The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three months ended October 31
                                  (in $'000)


                                                              1996        1995
                                                       (unaudited) (unaudited)
REVENUES
   Software                                                  1,780       1,494
   products
   Maintenance fees                                          1,601       1,735
   Customer service                                          3,455       1,285
   fees


   TOTAL REVENUE                                             6,836       4,514


                                       6
COST AND EXPENSES
   Costs of                                                    145         526
   software
   products
   Costs of                                                    633       1,115
   maintenance
   Costs of                                                  1,184         874
   customer service
   Selling, general and                                      3,927       5,014
   administrative
   Amortization of                                             184         184
   Intangible assets
   Depreciation                                               (74)         244


   TOTAL COSTS AND EXPENSES                                  6,629       7,957


PROFIT (LOSS) FROM                                             207     (3,443)
OPERATIONS
Profit on disposal of                                                    1,064
affiliate
Interest expense                                              (22)       (173)


NET PROFIT (LOSS)                                              185     (2,552)


Net profit (loss) per share outstanding                      $0.00     ($0.12)
Net profit per share, fully diluted                          $0.00

Weighted average number of common shares                42,591,077  18,100,062
outstanding
                                       7
Weighted average number of common shares and common
share
   equivalent outstanding                               81,365,316     0  (0)


  The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          Six months ended October 31
                                  (in $'000)


                                                               1996        1995
                                                        (unaudited) (unaudited)
REVENUES
   Software                                                   3,211       3,919
   products
   Maintenance fees                                           4,076       3,782
   Customer service                                           6,196       3,078
   fees


   TOTAL REVENUE                                             13,483      10,779


COST AND EXPENSES
   Costs of                                                     358       1,219

                                       8
   software
   products
   Costs of                                                   1,783       2,171
   maintenance
   Costs of                                                   2,800       1,671
   customer service
   Selling, general and                                       7,473      10,151
   administrative
   Amortization of                                              365         369
   Intangible assets
   Depreciation                                                 139         507


   TOTAL COSTS AND EXPENSES                                  12,918      16,088


PROFIT/(LOSS) FROM                                              565     (5,309)
OPERATIONS
Profit on disposal of                                             -       1,064
affiliate
Interest (expense)                                             (54)       (462)


NET PROFIT/(LOSS)                                               511     (4,707)


Net profit (loss) per share outstanding                       $0.01     ($0.27)
Net profit per share, fully diluted                           $0.01

Weighted average number of common shares outstanding     35,104,576  17,188,781
Weighted average number of common shares and common
share
   equivalent outstanding                                65,774,661    0  (0)
                                       9


   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                 (in  $ 000)

                                                     Six months ended October
                                                               31,
                                                                1996      1995
Cash flow from operating activities
 Net income (loss)                                               512   (4,707)
  Adjustments to reconcile net income (loss) to net
  cash
  provided by (used in) operating activities
    Write down of investment in affiliate                          -     (923)
    Capitalization of software development                   (1,184)         -
    Depreciation and amortization                                729     1,116
    Other                                                      (111)         -
    Changes in assets and liabilities net of
    effects from acquisitions:
     Decrease in accounts receivable (including              (1,188)     1,503
     unbilled)
     Decrease in other current assets                          (941)       560
     Increase (decrease) in accounts payable &                    66       (3)
     accrued expense
     Decrease (increase) in payroll payable                    (901)       810
                                       10
     Decrease in notes and loans payable                     (3,119)         -
     Decrease in deferred income                               (763)     (519)
     Decrease in other liabilities                              (73)     (163)

Net cash used in (provided by) operating                     (6,862)       105
activities

Cash  flows from investing activities:
 Cash paid for DESISCo less cash acquired                          -     (844)
 Proceeds from sales of fixed assets                               -        29

Net cash used in investing activities:                             -     (815)

Cash flow from financing activities
 Proceeds from notes payable and convertible                   9,387         -
 debentures
 Repayment of notes payable                                        -     (275)
 Proceeds from issuance of common stock                          500       803

Net cash provided in financing activities                      9,887       528

Effect of exchange rate on cash                              (1,700)        63


DECREASE (INCREASE) IN CASH  AND CASH EQUIVALENTS              1,211     (119)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  313       833

CASH AND CASH EQUIVALENTS - END OF PERIOD                      1,524       714




Supplemental disclosure of cash flow information
                                       11
Non-cash financing activities
   Issuance of common stock in                                 7,246      357
   conversion of debt
  Issuance of common stock for compensation                       -         -

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

2. The net profit per share for the three months ended October 31, 1996 is computed based upon the weighted average of common shares and common stock equivalents outstanding. The net loss per share for the quarter ended October 31, 1995 is computed based upon the weighted average number of shares outstanding excluding stock equivalents as they would be anti-dilutive.

3. Taxes payable comprise deductions plus estimated penalties and interest for late payment.



                                       12
4. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal products are IBS-90, Abraxsys, IBS-IV Trade Finance, OpenTrade and TradeWizard. Abraxsys, IBS-90 and IBS-IV Trade Finance are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is UNIX. By the end of the current financial year, Abraxsys will have been ported to Microsoft Corporation's Windows NT operating system to offer a fully functioning banking solution on the most popular emerging platform in the industry. IBS-IV Trade Finance has reached the technological feasibility phase and its development costs since acquisition from McDonnell Information Systems ("MDIS") have been capitalized, accordingly. OpenTrade is a software product that provides a platform for distributing real-time financial information within
the trading room environment.   OpenTrade is used by 50 customers supporting
6,000 trading positions. TradeWizard is an advanced software product for the integration of information and applications at the users' desktop. It is installed at some 1,000 positions. The Company also markets and licenses its ManTec line of integrated software packages for financial institutions through
                                       13
an agent.   The Company no longer directly supports its ManTec product line.
The Company's agent provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

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

Cost of software products consisted of the amortization of capitalized software products, of the cost of third party products included in the Company's
                                       14
contractual deliverables and of agency commission incurred. Other costs of software products, such as the costs of making copies from the product masters and physical packing of the Company's software are immaterial. Costs are allocated to maintenance and customer service revenues in proportion to their respective revenues. Management believes that such allocations are reasonable.

Total revenues rose to $6,838,000 and $13,483,000 for the three and six month periods ended October 31, 1996, respectively, from $4,514,000 and $10,779,000 for the three and six month periods ended October 31, 1995, respectively. These increases reflects the Company's successful strategy of concentrating on its existing clients for additional and on-going business for both its trading room
software products and its wholesale banking products.   These increases in
revenue are also a result of successful new sales of the Company's products.

Revenue from sales of software product increased to $1,780,000 for the three month period ended October 31, 1996 from $1,494,000 for the three month period ended October 31, 1995, and decreased to $3,211,000 for the six month period ended October 31, 1996 from $3,919,000 for the six month period ended October 31, 1995. The cost of software products decreased to $145,000 and $358,000 for the three and six month periods ended October 31, 1996, respectively, from $526,000 and 1,219,000 for the three and six month periods ended October 31, 1995, respectively, due to lower third party hardware product sales. Third party computer hardware sales generally generate extremely low margins and a negative cashflow. Sales of software products built by the Company carry a lower cost of sale. As a result of lower software cost of sales, gross profit from sales of software products increased to $1,635,000 and $2,853,000 for the three and six months period ended October 31, 1996 from $968,000 and $2,700,000 for the three and six month periods ended October 31, 1995.

The aggregate of maintenance fees and customer service fees increased to $5,056,000 and $10,272,000 for the three and six month periods ended October 31,
                                       15
1996, respectively, from $3,020,000 and $6,860,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful drive to generate more recurrent business from its existing clients. Maintenance fees and customer service fees provides sustainable recurrent revenues, which lessens the impact of the peaks and troughs of software product revenue on the Company's cashflow. The Company's objective is to achieve a position where new software license revenue represents an a lower percentage of the Company's total revenue.

Gross profit from maintenance and customer service increased to $2,609,000 and $5,689,000 for the three and six months period ended October 31, 1996, respectively, from $1,031,000 and $3,018,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful efforts to increase productivity and gross profit margins.

Gross profit from sales of software products, maintenance and customer service increased to $4,234,000 and $8,452,000 for the three and six months period ended October 31, 1996, respectively, from $1,999,000 and $5,718,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful efforts to increase productivity and gross profit margins on all of its products and services.

Selling, general and administrative costs decreased to $3,927,000 and $7,473 for the three and six months period ended October 31, 1996, respectively, from $5,014,000 and $10,151,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful strategy to streamline its management structure, to rationalize its sales efforts and to consolidate its facilities in the United Kingdom, thus reducing overall facility cost and canceling certain lease liabilities. It is also a result of the Company's greater reliance on distributors and partners to promote sales of its products without incurring high fixed costs.
                                       16

The Company is reporting a $207,000 and $565,000 operating profit for the three and six months period ended October 31, 1996, respectively, versus an operating loss of $3,443,000 and $5,309,000 for the three and six month periods ended October 31, 1995, respectively, as a result of cost control and of a successful strategy to generate recurrent revenue from the Company's extensive client base.

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


Liquidity and Capital Resources

During the six month period ended October 31, 1996 the Company issued convertible debt for a total consideration of approximately $9,387,000 and equity for a total consideration of approximately $500,000.

At October 31, 1996 the Company had a working capital surplus of approximately $1,140,000 as compared to a working capital deficiency of $6,993,000 at April 30, 1996. This improvement is a result of the use of proceeds of financing transactions to cure the Company's working capital deficiency.

As of October 31, 1996 the Company fully paid Digital Equipment Company Limited, the former owner of the company's subsidiary, MTi Trading Systems Ltd., all rescheduled acquisition payments. The tangible and intangible assets pledged to Digital Equipment Company Limited as guarantee under the associated stock

                                       17
purchase agreement and loan assignment have been released and all liens have been lifted. Since this is the main operating company it now means that MTi is both debt free and unencumbered and other forms of financing are now available other than through equity.

The company's long term liquidity and its ability to continue as a going concern will ultimately depend on the company's continued ability to realize sufficient revenue from operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

1.   Matter involving Barrington Fludgate

     On 26 October 1995, Fludgate commenced an action in the New York State Supreme Court, New York County claiming breach of contract. The action claims specific damages of an aggregate of $4,000,000 and additional unspecified damages. The Company will interpose an answer to the complaint, which includes a general denial, affirmative defenses as well as a counterclaim.

     The legal action in the New York State Supreme Court is in the preliminary stages and based upon the information provided by the Company and certain prior legal actions which were dismissed, there appears to be a meritorious defense to the claim of Mr. Fludgate in this action.

3.   Claim of Registration Rights for Unit Holders of the Company


                                       18
     In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share, pre May 15, 1995 reverse split ("Units"), subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a certain warrant agreement. The Private Placement terms provided for the Company to use its best efforts to register the shares and the shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. The Company extended an offer to the Unit Holders to issue two additional pre-split shares per Unit as compensation for any damage they may have suffered due to delays in registering shares subscribed and shares underlying Class "C" Warrants. A number of Unit Holders have accepted the Company's offer and were issued such compensation shares.

4. On December 10, 1996, Sharon F. Merrill ("Merrill") started action in the Middlesex Superior Court in the Commonwealth of Massachusetts claiming to have suffered damages due to the Company's failure to register certain
     shares   Merrill claims approximately $180,000 plus interest in direct damages and approximately $840,000 in other damages. The legal in the preliminary stages and the Company will interpose an answer to the complaint in due course.

The Company is not a party to any other material litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                                       19
Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1996:

FORM   REPORT DATE         ITEM REPORTED                            FINANCIAL
                                                                    STATEMENTS
                                                                    FILED

8-K    August 7, 1996      5 & 7,  convertible debt financing       None
8-K    August 8, 1996      5 & 7,  convertible debt financing       None
8-K    August 9, 1996      5 & 7,  convertible debt financing       None
8-K/A  September 6, 1996   5 & 7, convertible debt financing        None
8-K/A  September 9, 1996   5 & 7, convertible debt financing        None
8-K/A  October 15, 1996    5 & 7, convertible debt financing        None
8-K/A  October 16, 1996    5 & 7, convertible debt financing        None
8-K/A  October 18, 1996    5 & 7, convertible debt financing        None
8-K    October 30, 1996    5 & 7, convertible debt financing        None
8-K    October 31, 1996    5 & 7, convertible debt financing        None
8-K/A  October 31, 1996    5 & 7, convertible debt financing        None







                                   SIGNATURE




                                       20
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
December 23, 1996


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Peter Morris
                                       ---------------------


                              Peter Morris
                              President and Chief Operating Officer