Form 10QSB/A
period 1996-01-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-03-10
CIK 806566

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

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of January 31, 1996
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statements of Operation
     Consolidated Statement of Cash Flows
     Notes to Financial Statements








          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                            (in $'000)



                                           January 31    April 30,
                                              1996         1995
ASSETS                                     (unaudited)    audited
Current assets:
  Cash                                              685         833
  Accounts receivable; billed                     3,911       4,655
                                                  2,250       1,618
  unbilled
  Prepaid expenses and other current              1,535       1,803
  assets

  TOTAL CURRENT ASSETS                            8,381       8,909


Property and equipment, net of accumulated          986       1,810
depreciation
Intangible assets, less accumulated              13,561      14,663
amortization
Other assets                                          0       1,839

TOTAL  ASSETS                                    22,928      27,221


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                2,038       2,898
  Accrued expenses                                3,347       4,545
  Taxes payable                                   3,967       2,053
  Note payable on acquisition                     2,202       3,607
  Deferred income                                 2,251       3,632
  Lease liabilities                                  78
  Other current liabilities                         665       1,180

  TOTAL CURRENT LIABILITIES                      15,548      17,915

Loans payable                                     2,615
Non current note payable on acquisition               0       1,766
Other long term liabilities                         137       1,521

  TOTAL  LIABILITIES                             18,300      21,202


Stockholders' equity
  Common stock $.01 par value. Authorized
  shares, 200,000,000
          issued shares 20,387,552                  201         140
  Additional paid in capital                     45,546      42,472
  Accumulated deficit                          (41,560)    (36,063)
  Foreign currency translation adjustment           441       (530)

  TOTAL STOCKHOLDERS' EQUITY                      4,628       6,019

  TOTAL LIABILITIES AND STOCKHOLDERS'            22,928      27,221
  EQUITY


  The accompanying notes are an integral part of these financial statements



               MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                         (In $000 except share data)


                                        Additional
                         Common   Stock  paid in   Retained  Translati Total
                                                                on
                          stock   amoun  capital   Earnings  Adjustment
                                    t


Balances at October 31,19,837,393   195     45,371  (40,769)     (250)  4,547
1995



Sale of common shares     571,270     6        175                        181



Net income (loss) for                                  (791)            (791)
the period



Translation adjustment                                             691    691




Balances at January 31,20,408,663   201     45,546  (41,560)       441  4,628
1996


Less Shares to be          21,111
issued



Shares issued and      20,387,552
outstanding



  The accompanying notes are an integral part of these financial statements



               MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three months ended January 31
                                 (in $'000)


                                                            1996          1995
                                                     (unaudited)   (unaudited)
REVENUES
   Software products                                       1,301         4,164
   Maintenance fees                                        1,795         1,301
   Customer service fees                                   2,716           889


   TOTAL REVENUE                                           5,812         6,354


COST AND EXPENSES
   Costs of software                                         590           261
   products
   Costs of maintenance                                      754           674
   Costs of customer                                       1,243           315
   service
   Selling, general and                                    3,507         3,769
   administrative
   Write off of purchased research and                                   1,740
   development
   Amortization of Intangible                                181           120
   assets
   Depreciation                                              210           161


   TOTAL COSTS AND EXPENSES                                6,485         7,040


PROFIT/(LOSS) FROM OPERATIONS                              (673)         (686)
Interest                                                   (118)          (96)
(expense)


NET PROFIT/(LOSS)                                          (791)         (782)


Net profit (loss) per share outstanding                  ($0.04)       ($0.10)
Net profit per share, fully diluted                      ($0.04)

Weighted average number of common shares              20,123,028     8,042,306
outstanding
Weighted average number of common shares
and common share
   equivalent outstanding                             27,122,735


  The accompanying notes are an integral part of these financial statements



               MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                        Nine months ended January 31
                                 (in $'000)


                                                              1996        1995
                                                       (unaudited) (unaudited)
REVENUES
   Software                                                  5,221       8,047
   products
   Maintenance fees                                          5,577       2,510
   Customer service                                          5,794       1,564
   fees


   Total Revenues                                           16,592      12,121


COST AND
EXPENSES
   Costs of                                                  1,809         359
   software
   products
   Costs of                                                  2,925       1,590
   maintenance
   Costs of                                                  2,914         739
   customer service
   Selling, general and                                     13,658       7,689
   administrative
   Write off of purchased research and                                   8,740
   development
   Amortization of                                             550         223
   Intangible assets
   Deprecia                                                    717         279
   tion


   Total costs and                                          22,573      19,619
   expenses


LOSS FROM                                                  (5,980)     (7,498)
OPERATIONS

Profit on disposal of/(write down of                         1,064     (1,113)
investment in) affiliate
Interest                                                     (580)       (222)
expense


NET LOSS                                                   (5,496)     (8,833)


Net (loss) per share outstanding                           ($0.31)     ($1.46)

Weighted average number of common shares                17,474,416   6,063,208
outstanding



  The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                         Nine months ended January 31,
                                  (in  $ 000)

                                                                1996     1995
Cash flow from operating activities
 Net income (loss)                                             (5,496)  (8,833)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
   Write off of purchased research and development                        8,740
   Write off investment in affiliate                           (1,064)      647
   Depreciation and amortization                                 1,267      596
   Write down of acquired research and development
   Changes in assets and liabilities net of effects from
   acquisitions:
     (Increase) Decrease in accounts receivable                  (744)  (1,004)
     (Increase) Decrease in unbilled accounts receivable           632       63
     (Increase) Decrease in other current assets                 (268)  (1,604)
     Increase (Decrease) in accounts payable                       860  (1,277)
     Increase (Decrease) in accrued expenses                     1,198      881
     Increase (Decrease) in payroll taxes payable              (1,914)      586
     Increase (Decrease) in notes and loans payable              1,405    1,707
     Increase (Decrease) in deferred income                      1,381  (2,971)
     Increase (Decrease) in lease liabilities                     (78)
     Increase/(Decrease) in other liabilities                      515     (19)

Net cash provided by (used in) operating  activities           (2,306)  (2,488)

Cash  flows from investing activities:
 Payment for Winter Partners net of cash acquired                       (5,309)
 Cash paid for DESISCo less cash acquired                        (552)  (1,062)
 Proceeds from disposal/(purchase) of fixed assets             (1,946)      107

Net cash provided (used in) from investing activities:         (2,498)  (6,264)

Cash flow from financing activities
 Proceeds from notes payable                                     2,615    1,000
 Repayment of notes payable                                               (662)
 Proceeds from issuance of common stock                          2,777    7,501

Net cash provided in financing activities                        5,392    7,839

Effect of exchange rate on cash                                  (736)    1,133

INCREASE IN CASH  AND CASH EQUIVALENTS                           (148)      220
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    833      190

CASH AND CASH EQUIVALENTS - END OF PERIOD                          685      410

Supplemental disclosure of cash flow information
  Cash paid during the fiscal quarter for interest                            0
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

2. The net loss per share for the nine months ended January 31, 1996 and 1995, respectively, are computed based upon the weighted average number of shares outstanding and exclude common stock equivalents as they would be anti-dilutive.

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

Comparison of fiscal quarters
The Company has booked significant sales of its products in the three month period ending January 31, 1996. The raising of new capital has allowed the Company to begin to recognize income from these sales during the three month period ending January 31, 1996. The increase in revenues from $12,121,000 for the nine month period ending January 31, 1995 to $16,592,000 for the nine month period ending January 31, 1996 shows an increase of 37%. This reflects the successful acquisition of the two operating units of Winter Partners and MTi Trading Systems Limited.

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

Cost of maintenance and customer services increased to $1,997,000 for the three months ended January 31, 1996 from $989,000 for the three months ended January 31, 1995, and to $5,839,000 for the nine months ended January 31, 1996 from $2,329,000 for the nine months ended January 31, 1995 mainly due to the addition of the maintenance and customer service costs of the Winter Partners and Trading Systems subsidiaries acquired during the fiscal year ended April 30, 1995 and the consequent increase in the size of the Company and in the number of the Company's employees.

Selling, general and administrative costs decreased to $3,507,000 for the three months ended January 31, 1996 from $3,769,000 for the three months ended January 31, 1995. This reflects permanent savings resulting from management restructuring undertaken during the previous fiscal quarter. However, the nine month period ending January 31, 1996 shows an increase to $13,658,000 from $7,689,000 for the nine months ended January 31, 1995. This is mainly due to the acquisition of the Winter Partners and Trading Systems Limited subsidiaries. The Company's operating loss was $673,000 for the three month period ended January 31, 1996 compared to $686,000 for the three month period ended January 31, 1995. The Company's operating loss was $5,980,000 for the nine month period ended January 31, 1996 compared to an operating loss of $7,498,000 for the nine month period ended January 31, 1995 due to the one time write off, in the nine months ended January 31, 1995 of acquired research and development following on the acquisition of the Winter Partners subsidiaries in the amount of $8,740,000, partially offset by an increase in cost of products and services and selling, general and administrative expenses as a result of the acquisition of the Trading Systems subsidiary.

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


Liquidity and Capital Resources

During the three month period ended January 31, 1996 the Company issued stock for a total consideration of approximately $2,777,000 used to fund working capital requirements.
At January 31, 1996, the Company had a working capital deficiency of approximately $7,167,000 as compared to a working capital deficiency of $9,006,000 at April 30, 1995.

The Company expects to fund continuing operations from current revenues. It intends, however, to the extent required to re-finance outstanding debt in fiscal 1996, to continue to sell its securities directly to investors in private placements and it may, in the future, attempt to arrange an offering through a placement agent or underwriter.

Effective December 15, 1995 the Company has arranged external staged financing totaling $8,500,000. The financing includes the issuance of convertible debentures to management and staff of the Company together with a convertible debenture with terms leading to forced conversion on or before December 31, 1997. As of March 10, 1996, the Company has closed $6,400,000 under the convertible debenture and $347,341 under the management and staff convertible debenture. Had the full financing been closed by January 31, 1996 the working capital deficiency would have been $419,000. The Company has received committments from external investors and from staff totaling a further $3,000,000. Had this further funding been closed as of January 31, 1996 the working capital deficiency would have been entirely eliminated.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1995:

FORM   REPORT DATE         ITEM REPORTED                  FINANCIAL STATEMENTS
                                                          FILED

8-K    February 5, 1996    5 & 7,  Debt financing         None
8-K/A  March 4, 1996       5& 7,  settlement agreement    None











SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
March 7, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Peter Morris

                                   Peter Morris