Form 10QSB/A
period 1996-07-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-04-22
CIK 806566

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

               Class                      Outstanding as of September 16, 1996
--------------------------------------    ------------------------------------

Common Stock, par value $.01 per share            36,281,722

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The consolidated financial statements included herein are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature.
                                       2

Index to Financial Statements (Unaudited):

     Consolidated Balance Sheet as of July 31, 1996
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statements of Operation
     Consolidated Statements of Cash Flows
     Notes to Financial Statements



        MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEET
                         July 31, 1996
                          (in $'000)



ASSETS                                              (unaudited)
Current assets:
  Cash                                                     2,761
  Accounts receivable; billed                              8,228
                                   unbilled                1,830
  Prepaid expenses and other current assets                1,978

  TOTAL CURRENT ASSETS                                    14,797


Property and equipment, net of accumulated                   721
depreciation
Intangible assets, less accumulated amortization          15,230

                                       3
Capitalized software development                             681

TOTAL  ASSETS                                             31,429


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                         2,486
  Accrued expenses                                         3,063
  Taxes payable                                            4,737
  Note payable on acquisition                              2,100
  Deferred income                                          3,919
  Lease liabilities                                           61
  Other current liabilities                                  492

  TOTAL CURRENT LIABILITIES                               16,860

Loans payable                                              8,993
Other long term liabilities                                  108

  TOTAL  LIABILITIES                                      25,961


Stockholders' equity
  Common stock $.01 par value. Authorized shares
  200,000,000,
          issued shares 31,030,808                           310
  Additional paid in capital                              52,590
  Accumulated deficit                                   (47,286)
  Foreign currency translation adjustment                  (145)

  TOTAL STOCKHOLDERS' EQUITY                               5,469

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              31,429

                                       4

The accompanying notes are an integral part of these financial statements



              MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                       (In $000 except share data)


                                           Additio
                                             nal
                         Common     Stock  paid in Retained  Trans  Total
                                                             latio
                                                               n
                          stock    amount  capital Earnings  Adjustment


Balances at April 30,   24,686,084     247  49,814   (46,865)   433  3,629
1996



Sale of common shares    1,021,111      10     490                     500

Issuance of common
stock in conversion of   5,231,613      52   2,246                   2,298
convertible debentures

                                       5

Issuance of common
stock in compensation       92,000       1      40                      41
for services

Net income for the                                      (421)        (421)
period



Translation adjustment                                        (578)  (578)




Balances at July 31,    31,030,808     310  52,590   (47,286) (145)  5,469
1996


Less Shares to be          584,810
issued



Shares issued and       30,445,998
outstanding



The accompanying notes are an integral part of these financial statements



                                       6
               MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three months ended July 31
                                 (in $'000)


                                                           1996         1995
                                                    (unaudited)  (unaudited)
REVENUES
   Software                                               1,985        2,425
   products
   Maintenance fees                                       2,476        2,047
   Customer service                                       2,301        1,793
   fees


   TOTAL REVENUE                                          6,762        6,266


COST AND EXPENSES
   Costs of                                                 213          693
   software
   products
   Costs of                                               1,150        1,056
   maintenance
   Costs of                                                 986          797
   customer service
   Selling, general and                                   4,258        5,137
   administrative
   Amortization of                                          181          185

                                       7
   Intangible assets
   Depreciation                                             213          264


   TOTAL COSTS AND EXPENSES                               7,001        8,132


LOSS  FROM OPERATIONS                                     (241)      (1,866)

Interest expense                                          (181)        (288)


NET LOSS                                                  (421)      (2,155)


Net loss per share outstanding                          ($0.02)      ($0.14)


Weighted average number of common shares             27,618,075   15,451,450
outstanding


 The accompanying notes are an integral part of these financial statements



               MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    Consolidated Statement of Cash Flows
                                 (in  $ 000)

                                       8

                                                     Three months ended July
                                                               31,
                                                             1996        1995
Cash flow from operating activities
 Net loss                                                   (421)     (2,155)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
    Capitalisation of software development                  (681)       (712)
    Depreciation and amortization                             464         554
    Changes in assets and liabilities net of
    effects from acquisitions:
     Increase (decrease) in accounts receivable           (2,148)       1,574
     (including unbilled)
     Decrease (increase) in other current assets               24        (92)
     Decrease (increase) in accounts payable &              (719)         160
     accrued expense
     Increase (decrease) in payroll payable                   124       (345)
     Decrease in notes and loans payable                    (464)           -
     Increase (decrease) in deferred income                   885         409
     Decrease in other liabilities                          (354)       (163)

Net cash used in (provided by) operating                  (3,290)        (58)
activities

Cash  flows from investing activities:
 Cash paid for DESISCo less cash acquired                       -       (844)
 Proceeds from sales of fixed assets                            -          29

Net cash used in investing activities:                          -       (815)

Cash flow from financing activities
 Proceeds from notes payable and convertible                5,060           -
                                       9
 debentures
 Repayment of notes payable                                     -       (275)
 Proceeds from issuance of common stock                       500         803

Net cash provided in financing activities                   5,560         528

Effect of exchange rate on cash                             (178)          63


INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS           2,448       (282)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               313         833

CASH AND CASH EQUIVALENTS - END OF PERIOD                   2,761         551

Supplemental disclosure of cash flow information
Non-cash financing activities
   Issuance of common stock in                              2,432         357
   conversion of debt
  Issuance of common stock for compensation                    41           -

The accompanying notes are an integral part of these financial statements



Notes to Financial Statements:

1. The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements for the fiscal year ended April 30, 1996, included in the Company's Annual Report on form 10-KSB. In the opinion of management, the interim statements reflect all adjustments which are
                                       10
necessary for a fair statement of the results of the interim period presented. The interim results are not necessarily indicative of the results for the full year.

2. The net loss per share for the quarters ended July 31, 1995 and 1996 is computed based upon the weighted average number of shares outstanding excluding stock equivalents as they would be anti-dilutive.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal products are IBS-90, Abraxsys, IBS-IV Trade Finance, OpenTrade and TradeWizard. Abraxsys, IBS-90 and IBS-IV Trade Finance are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is UNIX. By the end of the current financial year, Abraxsys will have
                                       11
been ported to Microsoft Corporation's Windows NT operating system to offer a fully functioning banking solution on the most popular emerging platform in the industry. IBS-IV Trade Finance has reached the technological feasibility phase and its development costs since acquisition from McDonnell Information Systems ("MDIS") have been capitalized, accordingly. OpenTrade is a software product that provides a platform for distributing real-time financial information within
the trading room environment.   OpenTrade is used by 50 customers supporting
6,000 trading positions. TradeWizard is an advanced software product for the integration of information and applications at the users' desktop. It is installed at some 1,000 positions. The Company also markets and licenses its ManTec line of integrated software packages for financial institutions through
an agent.   The Company no longer directly supports its ManTec product line.
The Company's agent provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

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

Maintenance revenues are recognized on an incremental basis over the period of the contract, the unrecognized portion is recorded as deferred income. Customer
                                       12
service revenues are recognized as revenue as work is performed and invoiced by the Company. The Company's contracts with its customers typically provide for payments to be made pursuant to specified schedules, some of which payments are received prior to delivery to the customer. Such payments received prior to delivery are not recognized by the Company as revenue, but are reflected as deferred income on the Company's consolidated balance sheet. Revenues recognized in accordance with SOP-81-1 and not yet invoiced are recorded as accrued income on the Company's consolidated balance sheet.

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

Comparison of fiscal quarters

Total sales increased to $6,762,000 from $6,266,000 for the three month period ending 31 July 1996 and 1995, respectively. This increase is a result of the Company's strategy of concentrating on its existing clients for additional and recurrent business, which represents 70% of the Company's total revenue for the quarter ended July 31, 1996 versus 61% for the quarter ended July 31, 1995. To complement this focus of activity on its existing client base, the Company has added new distribution channels through strategic partnerships with niche industry market leaders such as CSC and IDOM (a subsidiary of Deloitte Touche).

Software product sales decreased to $1,985,000 from $2,425,000 for the three month period ended July 31, 1996 and 1995, respectively, as a result of a substantial reduction in resale of third party computer hardware.
                                       13

The cost of software products decreased to $213,000 from $693,000 for the three month period ended July 31, 1996 and 1995, respectively. This reflects the reduced amount of computer hardware delivered to clients as part of a solution. Computer hardware sales yield extremely low margins to the Company and put pressure on its cashflow.

The maintenance revenue increased by 21% to $2,476,000 from $2,047,000 for the three months ended July 31, 1996 and 1995, respectively. This improvement is a result of the Company's focus on recurrent revenue from its exisitng client base.

Customer services fees increased by 28% to $2,300,000 from $1,793,000 for the three months ended July 31, 1996 and 1995, respectively. This improvement is a result of the Company's focus on new revenue from its exisitng client base.

The cost of maintenance increased by 9% to $1,150,000 from $1,056,000 for the three months ended July 31, 1996 and 1995, respectively, as compared with a 21% increase in maintenance revenue in the same periods. This increase in productivity is a result of the Company's continued efforts to contain its costs of delivering services.

The cost of customer services has increased by 24% to $986,000 from $797,000 the three month period ended July 31, 1996. respectively, as compared with a 28% increase in maintenance revenue in the same periods. This increase in productivity is a result of the Company's continued efforts to contain its costs of delivering services.

Selling, general and administrative costs decreased to $4,258,000 from $5,137,000 for the three month period ended July 31, 1996 and 1995, respectively.
                                       14

The company is reporting a $240,000 operating loss for the three month period ended July 31, 1996 as compared to of $1,866,000 operating loss for the three month period ended July 31, 1995, and a net loss of $421,000 operating loss for the three month period ended July 31, 1996 as compared to a net loss of $2,155,000 for the three month period ended July 31, 1995.

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


Liquidity and Capital Resources

During the three month period ended July 31, 1996 the company issued convertible debt for a total consideration of approximately $5,060,000 and equity for a total consideration of approximately $500,000. This was used to fund the working capital requirements.

At July 31, 1996 the company had a working capital deficiency of approximately $2,063,000 as compared to a working capital deficiency of $6,993,000 at 30 April 1996.

As at September 16, 1996 the company has received commitments from external investors totalling $3,660,000. Had the full financing been closed by July 31, 1996, the working capital deficiency would have been eliminated.


                                       15
Since July 31, 1996 the company has fully repaid Digital Equipment Company Limited, the former owner of the company's subsidiary, MTi Trading Systems Ltd., all rescheduled acquisition payments. The tangible and intangible assets pledged to Digital Equipment Company Limited as guarantee under the associated stock purchase agreement and loan assignment has been released and all liens have been lifted. Since this is the main operating company it now means that MTi is both debt free and unencumbered and other forms of financing are now available other than through equity.

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

     The legal action in the New York State Supreme Court is in the preliminary stages and based upon the information provided by the Company and certain prior legal actions which were dismissed, there appears to be a meritorious defense to the claim of Mr. Fludgate in this action.
                                       16

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended July 31, 1996:

FORM   REPORT DATE         ITEM REPORTED             FINANCIAL
                                       17
                                                     STATEMENTS
                                                     FILED

8-K    June 18, 1996       5 & 7,  asset             None
                           acquisition
8-K/A  July 11, 1996       5 & 7,  convertible debt  None
                           financing
8-K    July 15, 1996       5 & 7,  convertible debt  None
                           financing
8-K    July 30, 1996       5 & 7,  equity financing  None









                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
April 22, 1997


                                       18
                              Management Technologies, Inc.
                              (Registrant)



                              By:  Michael J. Edison
                                   -----------------------


                                   Michael J. Edison
                                   Chief Executive Officer