Form 10QSB/A
period 1996-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-04-24
CIK 806566

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



          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET
                         October 31, 1996
                            (in $'000)



ASSETS                                              (unaudited)
Current assets:
  Cash                                                     1,525
  Accounts receivable; billed                              5,461
                                   unbilled                2,786
  Prepaid expenses and other current assets                1,469

  TOTAL CURRENT ASSETS                                    11,241


Property and equipment, net of accumulated                   746
depreciation
Intangible assets, less accumulated amortization          14,940
Capitalized software development                           1,184

                                       3
Other assets                                                 264

TOTAL  ASSETS                                             28,375


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                         3,769
  Accrued expenses                                         2,563
  Taxes payable                                            3,712
  Deferred income                                          2,158
  Other current liabilities                                  353

  TOTAL CURRENT LIABILITIES                               12,555

Loans payable                                              8,323

  TOTAL  LIABILITIES                                      20,878


Stockholders' equity
  Common stock $.01 par value. Authorized shares
  200,000,000,
          issued shares 56,216,081                           562
  Additional paid in capital                              56,745
  Accumulated deficit                                   (48,404)
  Foreign currency translation adjustment                (1,406)

  TOTAL STOCKHOLDERS' EQUITY                               7,497

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              28,375


  The accompanying notes are an integral part of these financial statements
                                       4



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                          (In $000 except share data)


                                          Additional
                         Common    Stock    paid in   Retained Translat  Total
                                                                  ion
                          stock   amount    capital   Earnings Adjustment


Balances at July 31,   31,030,808     310      52,590  (47,286)    (145)  5,469
1996

Issuance of common
stock in conversion of 25,185,273     252       4,155                     4,407
convertible debentures

Net income for the                                      (1,118)         (1,118)
period



Translation adjustment                                           (1,261)(1,261)



                                       5


Balances at October 31,56,216,081     562      56,745  (48,404)  (1,406)  7,497
1996



   The accompanying notes are an integral part of these financial statements



          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended October 31
                            (in $'000)


                                                   1996        1995
                                            (unaudited) (unaudited)
REVENUES
   Software                                       1,780       1,494
   products
   Maintenance fees                               1,601       1,735
   Customer service                               2,876       1,285
   fees


   TOTAL REVENUE                                  6,258       4,514


COST AND EXPENSES

                                       6
   Costs of                                         145         526
   software
   products
   Costs of                                         633       1,115
   maintenance
   Costs of                                       1,814         874
   customer service
   Selling, general and                           4,579       5,014
   administrative
   Amortization of                                  184         184
   Intangible assets
   Depreciation                                    (74)         244


   TOTAL COSTS AND EXPENSES                       7,281       7,957


LOSS FROM OPERATIONS                            (1,024)     (3,443)
Profit on disposal of                                         1,064
affiliate
Interest expense                                   (94)       (173)


NET LOSS                                        (1,118)     (2,552)


Net loss per share outstanding                  ($0.03)        ($0.12)


Weighted average number of common shares     42,591,077     18,100,062
outstanding


                                       7


    The accompanying notes are an integral part of these financial statements



          MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                    Six months ended October 31
                            (in $'000)


                                                    1996        1995
                                             (unaudited) (unaudited)
REVENUES
   Software                                        3,765       3,919
   products
   Maintenance fees                                4,076       3,782
   Customer service                                5,177       3,078
   fees


   TOTAL REVENUE                                  13,018      10,779


COST AND EXPENSES
   Costs of                                          358       1,219
   software
   products

                                       8
   Costs of                                        1,783       2,171
   maintenance
   Costs of                                        2,800       1,671
   customer service
   Selling, general and                            8,837      10,151
   administrative
   Amortization of                                   365         369
   Intangible assets
   Depreciation                                      139         507


   TOTAL COSTS AND EXPENSES                       14,282      16,088


LOSS FROM OPERATIONS                             (1,264)     (5,309)
Profit on disposal of                                  -       1,064
affiliate
Interest (expense)                                 (275)       (462)


NET LOSS                                         (1,539)     (4,707)


Net loss per share outstanding                   ($0.05)        ($0.27)


Weighted average number of common shares      35,104,576     17,188,781
outstanding




    The accompanying notes are an integral part of these financial
                                       9
                              statements



           MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                Consolidated Statement of Cash Flows
                            (in  $ 000)

                                                    Six months ended
                                                      October 31,
                                                         1996   1995
Cash flow from operating activities
 Net loss                                             (1,539)(4,707)
  Adjustments to reconcile net income (loss) to net
  cash
  provided by (used in) operating activities
    Write down of investment in affiliate                   -  (923)
    Capitalization of software development            (1,184)      -
    Depreciation and amortization                         729  1,116
    Other                                               (375)      -
    Changes in assets and liabilities net of
    effects from acquisitions:
     Decrease in accounts receivable (including         (337)  1,503
     unbilled)
     Decrease in other current assets                     533    560
     Increase (decrease) in accounts payable &             64    (3)
     accrued expense
     Decrease (increase) in payroll payable             (901)    810
     Decrease in notes and loans payable              (2,564)      -
     Increase (decrease) in deferred income             (877)  (519)
                                       10
     Decrease in other liabilities                      (385)  (163)

Net cash used in (provided by) operating              (6,836)    105
activities

Cash  flows from investing activities:
 Cash paid for DESISCo less cash acquired                   -  (844)
 Proceeds from sales of fixed assets                        -     29

Net cash used in investing activities:                      -  (815)

Cash flow from financing activities
 Proceeds from notes payable and convertible            9,387      -
 debentures
 Repayment of notes payable                                 -  (275)
 Proceeds from issuance of common stock                   500    803

Net cash provided in financing activities               9,887    528

Effect of exchange rate on cash                       (1,839)     63


DECREASE (INCREASE) IN CASH  AND CASH EQUIVALENTS       1,212  (119)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           313    833

CASH AND CASH EQUIVALENTS - END OF PERIOD               1,525    714




Supplemental disclosure of cash flow information
Non-cash financing activities
   Issuance of common stock in                       7,246     357
                                       11
   conversion of debt
  Issuance of common stock for compensation              -      -

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

2. The net loss per share for the quarters ended October 31, 1995 and 1996, respectively, is computed based upon the weighted average number of shares outstanding excluding stock equivalents as they would be anti-dilutive.

3. Taxes payable comprise deductions plus estimated penalties and interest for late payment.

4. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                                       12

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

                                       13
The Company accounts for revenue in conformity with Statements of Position ("SOP") 81-1.

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

Comparison of fiscal quarters
                                       14

Total revenues rose to $6,258,000 and $13,018,000 for the three and six month periods ended October 31, 1996, respectively, from $4,514,000 and $10,779,000 for the three and six month periods ended October 31, 1995, respectively. These increases reflects the Company's successful strategy of concentrating on its existing clients for additional and on-going business for both its trading room
software products and its wholesale banking products.   These increases in
revenue are also a result of successful new sales of the Company's products.

Revenue from sales of software product increased to $1,780,000 for the three month period ended October 31, 1996 from $1,494,000 for the three month period ended October 31, 1995, and decreased to $3,765,000 for the six month period ended October 31, 1996 from $3,919,000 for the six month period ended October 31, 1995. The cost of software products decreased to $145,000 and $358,000 for the three and six month periods ended October 31, 1996, respectively, from $526,000 and 1,219,000 for the three and six month periods ended October 31, 1995, respectively, due to lower third party hardware product sales. Third party computer hardware sales generally generate extremely low margins and a negative cashflow. Sales of software products built by the Company carry a lower cost of sale. As a result of lower software cost of sales, gross profit from sales of software products increased to $1,635,000 and $3,407,000 for the three and six months period ended October 31, 1996 from $968,000 and $2,700,000 for the three and six month periods ended October 31, 1995.

The aggregate of maintenance fees and customer service fees increased to $4,477,000 and $9,253,000 for the three and six month periods ended October 31, 1996, respectively, from $3,020,000 and $6,860,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful drive to generate more recurrent business from its existing clients. Maintenance fees and customer service fees provides sustainable recurrent revenues, which lessens the impact of the peaks and troughs of software product
                                       15
revenue on the Company's cashflow. The Company's objective is to achieve a position where new software license revenue represents an a lower percentage of the Company's total revenue.

Gross profit from maintenance and customer service increased to $2,030,000 and $4,670,000 for the three and six months period ended October 31, 1996, respectively, from $1,031,000 and $3,018,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful efforts to increase productivity and gross profit margins.

Gross profit from sales of software products, maintenance and customer service increased to $3,666,000 and $8,077,000 for the three and six months period ended October 31, 1996, respectively, from $1,999,000 and $5,718,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful efforts to increase productivity and gross profit margins on all of its products and services.

Selling, general and administrative costs decreased to $4,579,000 and $8,837,000 for the three and six months period ended October 31, 1996, respectively, from $5,014,000 and $10,151,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful strategy to streamline its management structure, to rationalize its sales efforts and to consolidate its facilities in the United Kingdom, thus reducing overall facility cost and canceling certain lease liabilities. It is also a result of the Company's greater reliance on distributors and partners to promote sales of its products without incurring high fixed costs.

The Company is reporting a $1,024,000 and $1,264,000 operating loss for the three and six months period ended October 31, 1996, respectively, versus an operating loss of $3,443,000 and $5,309,000 for the three and six month periods ended October 31, 1995, respectively, as a result of cost control and of a
                                       16
successful strategy to generate recurrent revenue from the Company's extensive client base.

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

At October 31, 1996 the Company had a working capital deficiency of approximately $1,314,000 as compared to $6,993,000 at April 30, 1996. This improvement is a result of the use of proceeds of financing transactions to reduce the Company's working capital deficiency.

As of October 31, 1996 the Company fully paid Digital Equipment Company Limited, the former owner of the company's subsidiary, MTi Trading Systems Ltd., all rescheduled acquisition payments. The tangible and intangible assets pledged to Digital Equipment Company Limited as guarantee under the associated stock purchase agreement and loan assignment have been released and all liens have been lifted. Since this is the main operating company it now means that MTi is both debt free and unencumbered and other forms of financing are now available other than through equity.

                                       17

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

3.   Claim of Registration Rights for Unit Holders of the Company

     In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share, pre May 15, 1995 reverse split ("Units"), subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a
                                       18
     certain warrant agreement. The Private Placement terms provided for the Company to use its best efforts to register the shares and the shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. The Company extended an offer to the Unit Holders to issue two additional pre-split shares per Unit as compensation for any damage they may have suffered due to delays in registering shares subscribed and shares underlying Class "C" Warrants. A number of Unit Holders have accepted the Company's offer and were issued such compensation shares.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1996:

FORM   REPORT DATE    ITEM REPORTED          FINANCIAL
                                       19
                                             STATEMENTS
                                             FILED

8-K    August 7,      5 & 7,  convertible    None
       1996           debt financing
8-K    August 8,      5 & 7,  convertible    None
       1996           debt financing
8-K    August 9,      5 & 7,  convertible    None
       1996           debt financing
8-K/A  September 6,   5 & 7, convertible     None
       1996           debt financing
8-K/A  September 9,   5 & 7, convertible     None
       1996           debt financing
8-K/A  October 15,    5 & 7, convertible     None
       1996           debt financing
8-K/A  October 16,    5 & 7, convertible     None
       1996           debt financing
8-K/A  October 18,    5 & 7, convertible     None
       1996           debt financing
8-K    October 30,    5 & 7, convertible     None
       1996           debt financing
8-K    October 31,    5 & 7, convertible     None
       1996           debt financing
8-K/A  October 31,    5 & 7, convertible     None
       1996           debt financing




                                   SIGNATURE

                                       20

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
April 23, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Michael J. Edison
                              -------------------------

                              Michael J. Edison
                              Chief Executive Officer