Form 10QSB/A
period 1996-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-04-25
CIK 806566

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



           MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                          October 31, 1996
                             (in $'000)



ASSETS                                                       (unaudited)
Current assets:
  Cash                                                              1,525
  Accounts receivable; billed                                       5,461
                                   unbilled                         1,502
  Prepaid expenses and other current assets                         1,469

  TOTAL CURRENT ASSETS                                              9,957


Property and equipment, net of accumulated depreciation               746
Intangible assets, less accumulated amortization                   14,940
Capitalized software development                                    1,184
Other assets                                                          264

                                       3

TOTAL  ASSETS                                                      27,091


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  3,769
  Accrued expenses                                                  2,563
  Taxes payable                                                     3,712
  Deferred income                                                   2,158
  Other current liabilities                                         1,353

  TOTAL CURRENT LIABILITIES                                        13,555

Loans payable                                                       8,323

  TOTAL  LIABILITIES                                               21,878


Stockholders' equity
  Common stock $.01 par value. Authorized shares
  200,000,000,
          issued shares 56,216,081                                    562
  Additional paid in capital                                       54,461
  Accumulated deficit                                            (48,404)
  Foreign currency translation adjustment                         (1,406)

  TOTAL STOCKHOLDERS' EQUITY                                        5,213

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       27,091


   The accompanying notes are an integral part of these financial statements

                                       4


                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                          (In $000 except share data)


                                            Additio
                                              nal
                          Common     Stock  paid in Retained Translat  Total
                                                               ion
                           stock     amount capital Earnings Adjustment


Balances at July 31,      31,030,808    310  52,590 (47,286)    (145)     5,469
1996

Issuance of common
stock in conversion of    25,185,273    252   1,871                       2,123
convertible debentures

Net income for the                                   (1,118)            (1,118)
period



Translation adjustment                                        (1,261)   (1,261)



                                       5


Balances at October 31,   56,216,081    562  54,461 (48,404)  (1,406)     5,213
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


                                       7


  The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          Six months ended October 31
                                  (in $'000)


                                                              1996         1995
                                                       (unaudited)  (unaudited)
REVENUES
   Software                                                  3,765        3,919
   products
   Maintenance fees                                          4,076        3,782
   Customer service                                          5,177        3,078
   fees


   TOTAL REVENUE                                            13,018       10,779


COST AND EXPENSES
   Costs of                                                    358        1,219
   software
   products
   Costs of                                                  1,783        2,171

                                       8
   maintenance
   Costs of                                                  2,800        1,671
   customer service
   Selling, general and                                      8,837       10,151
   administrative
   Amortization of                                             365          369
   Intangible assets
   Depreciation                                                139          507


   TOTAL COSTS AND EXPENSES                                 14,282       16,088


LOSS FROM OPERATIONS                                       (1,264)      (5,309)
Profit on disposal of                                            -        1,064
affiliate
Interest (expense)                                           (275)        (462)


NET LOSS                                                   (1,539)      (4,707)



Net loss per share outstanding                             ($0.05)      ($0.27)


Weighted average number of common shares                35,104,576   17,188,781
outstanding




   The accompanying notes are an integral part of these financial statements
                                       9



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (in  $ 000)

                                                     Six months ended October
                                                                31,
                                                                 1996      1995
Cash flow from operating activities
 Net loss                                                     (1,539)   (4,707)
  Adjustments to reconcile net income (loss) to net
  cash
  provided by (used in) operating activities
    Write down of investment in affiliate                           -     (923)
    Capitalization of software development                    (1,184)         -
    Depreciation and amortization                                 729     1,116
    Other                                                       (375)         -
    Changes in assets and liabilities net of
    effects from acquisitions:
     Decrease in accounts receivable (including                   947     1,503
     unbilled)
     Decrease in other current assets                             533       560
     Increase (decrease) in accounts payable &                     64       (3)
     accrued expense
     Decrease (increase) in payroll payable                     (901)       810
     Decrease in notes and loans payable                      (2,564)         -
     Decrease in deferred income                                (877)     (519)
     Increase (decrease) in other liabilities                     615     (163)
                                       10

Net cash used in (provided by) operating                      (4,552)       105
activities

Cash  flows from investing activities:
 Cash paid for DESISCo less cash acquired                           -     (844)
 Proceeds from sales of fixed assets                                -        29

Net cash used in investing activities:                              -     (815)

Cash flow from financing activities
 Net proceeds from notes payable and convertible                7,103         -
 debentures
 Repayment of notes payable                                         -     (275)
 Proceeds from issuance of common stock                           500       803

Net cash provided in financing activities                       7,603       528

Effect of exchange rate on cash                               (1,839)        63


DECREASE (INCREASE) IN CASH  AND CASH EQUIVALENTS               1,212     (119)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   313       833

CASH AND CASH EQUIVALENTS - END OF PERIOD                       1,525       714




Supplemental disclosure of cash flow information
Non-cash financing activities
   Issuance of common stock in                                 7,246        357
   conversion of debt
                                       11
  Issuance of common stock for compensation                        -          -

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




                                       12
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company
                                       13
earns revenues from selling other companies' hardware and software products.
The Company accounts for revenue in conformity with Statements of Position ("SOP") 81-1.

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

                                       14
Comparison of fiscal quarters

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

The aggregate of maintenance fees and customer service fees increased to $4,477,000 and $9,253,000 for the three and six month periods ended October 31, 1996, respectively, from $3,020,000 and $6,860,000 for the three and six month periods ended October 31, 1995, respectively, as a result of the Company's successful drive to generate more recurrent business from its existing clients. Maintenance fees and customer service fees provides sustainable recurrent
                                       15
revenues, which lessens the impact of the peaks and troughs of software product revenue on the Company's cashflow. The Company's objective is to achieve a position where new software license revenue represents an a lower percentage of the Company's total revenue.

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

The Company is reporting a $1,024,000 and $1,264,000 operating loss for the three and six months period ended October 31, 1996, respectively, versus an operating loss of $3,443,000 and $5,309,000 for the three and six month periods
                                       16
ended October 31, 1995, respectively, as a result of cost control and of a successful strategy to generate recurrent revenue from the Company's extensive client base.

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


Liquidity and Capital Resources

During the six month period ended October 31, 1996 the Company issued convertible debt for a total gross consideration of approximately $8,811,000 and equity for a total consideration of approximately $500,000.

At October 31, 1996 the Company had a working capital deficiency of approximately $3,598,000 as compared to $6,993,000 at April 30, 1996. This improvement is a result of the use of proceeds of financing transactions to reduce the Company's working capital deficiency.

As of October 31, 1996 the Company fully paid Digital Equipment Company Limited, the former owner of the company's subsidiary, MTi Trading Systems Ltd., all rescheduled acquisition payments. The tangible and intangible assets pledged to Digital Equipment Company Limited as guarantee under the associated stock purchase agreement and loan assignment have been released and all liens have been lifted. Since this is the main operating company it now means that MTi is


                                       17
both debt free and unencumbered and other forms of financing are now available other than through equity.

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

3.   Claim of Registration Rights for Unit Holders of the Company

     In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants to purchase three (3) shares of Common Stock at $1.19 per share,
                                       18
     pre May 15, 1995 reverse split ("Units"), subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a certain warrant agreement. The Private Placement terms provided for the Company to use its best efforts to register the shares and the shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. The Company extended an offer to the Unit Holders to issue two additional pre-split shares per Unit as compensation for any damage they may have suffered due to delays in registering shares subscribed and shares underlying Class "C" Warrants. A number of Unit Holders have accepted the Company's offer and were issued such compensation shares.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended October 31, 1996:
                                       19

FORM   REPORT DATE       ITEM REPORTED                         FINANCIAL
                                                               STATEMENTS
                                                               FILED

8-K    August 7, 1996    5 & 7,  convertible debt financing    None
8-K    August 8, 1996    5 & 7,  convertible debt financing    None
8-K    August 9, 1996    5 & 7,  convertible debt financing    None
8-K/A  September 6,      5 & 7, convertible debt financing     None
       1996
8-K/A  September 9,      5 & 7, convertible debt financing     None
       1996
8-K/A  October 15, 1996  5 & 7, convertible debt financing     None
8-K/A  October 16, 1996  5 & 7, convertible debt financing     None
8-K/A  October 18, 1996  5 & 7, convertible debt financing     None
8-K    October 30, 1996  5 & 7, convertible debt financing     None



8-K    October 31, 1996  5 & 7, convertible debt financing       None
8-K/A  October 31, 1996  5 & 7, convertible debt financing       None


                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
                                       20
April 24, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Michael J. Edison
                                      -----------------------


                              Michael J. Edison
                              Chief Executive Officer