Form 10QSB
period 1997-01-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-04-25
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  January 31, 1997
                               -----------------


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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of  April 24, 1997
--------------------------------------    ---------------------------------

Common Stock, par value $.01 per share            113,624,139

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---

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

Index to Financial Statements (Unaudited):

                                       2

     Consolidated Balance Sheet
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statements of Operation
     Consolidated Statement of Cash Flows
     Notes to Financial Statements



             MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEET
                            January 31, 1997
                               (in $'000)



ASSETS                                                             (unaudited)
Current assets:
  Cash                                                                      514
  Accounts receivable; billed                                             5,483
                                   unbilled                                 542
  Prepaid expenses and other current assets                                 719

  TOTAL CURRENT ASSETS                                                    7,257


Property and equipment, net of accumulated depreciation                     804
Intangible assets, less accumulated amortization                         14,756
Capitalized software development                                          1,230
Other assets                                                                294


                                       3

TOTAL  ASSETS                                                            24,341


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                        3,200
  Accrued expenses                                                        1,829
  Taxes payable                                                           5,589
  Deferred income                                                            10
  Other current liabilities                                                 410

  TOTAL CURRENT LIABILITIES                                              11,039

Loans payable                                                             4,915

  TOTAL  LIABILITIES                                                     15,954


Stockholders' equity
  Common stock $.01 par value. Authorized shares 200,000,000,
          issued shares 100,109,089                                       1,001
  Additional paid in capital                                             57,243
  Accumulated deficit                                                  (49,639)
  Foreign currency translation adjustment                                 (218)

  TOTAL STOCKHOLDERS' EQUITY                                              8,387

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             24,341


The accompanying notes are an integral part of these financial statements



                                       4
                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF  CHANGES IN STOCKHOLDERS' EQUITY

                          (In $000 except share data)


                                           Additio
                                             nal
                          Common    Stock  paid in  RetainedTranslatio   Total
                                                                 n
                          stock     amount capital  EarningsAdjustment


Balances at October 31, 56,216,081      562  54,461 (48,404)    (1,406)   5,213
1996

Issuance of common
stock in conversion of  43,893,008      439   2,782                       3,221
convertible debentures

Net income for the                                   (1,235)            (1,235)
period



Translation adjustment                                            1,188   1,188





                                       5

Balances at January    100,109,089    1,001  57,243 (49,639)      (218)   8,387
31, 1997



   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three months ended January 31
                                  (in $'000)


                                                              1997        1996
                                                       (unaudited) (unaudited)
REVENUES
   Software products                                           424       1,301
   Maintenance fees                                          1,313       1,795
   Customer service fees                                     2,549       2,716


   TOTAL REVENUE                                             4,287       5,812


COST AND EXPENSES
   Costs of software products                                   84         590
   Costs of maintenance                                        397         754
   Costs of customer service                                   998       1,243

                                       6
   Selling, general and administrative                       3,673       3,507
   Amortization of Intangible assets                           185         181
   Depreciation                                                 97         210


   TOTAL COSTS AND EXPENSES                                  5,436       6,485


LOSS FROM OPERATIONS                                       (1,149)       (673)
Interest expense                                              (85)       (118)


NET LOSS                                                   (1,235)       (791)


Net loss per share outstanding                             ($0.02)     ($0.04)


Weighted average number of common shares outstanding    78,162,585  20,123,028




  The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Nine months ended January 31
                                  (in $'000)
                                       7


                                                             1997          1996
                                                      (unaudited)   (unaudited)
REVENUES
   Software products                                        4,189         5,221
   Maintenance fees                                         5,390         5,577
   Customer service fees                                    7,726         5,794


   TOTAL REVENUE                                           17,305        16,592


COST AND EXPENSES
   Costs of software products                                 442         1,809
   Costs of maintenance                                     2,180         2,925
   Costs of customer service                                3,798         2,914
   Selling, general and administrative                     12,510        13,658
   Amortization of Intangible assets                          550           550
   Depreciation                                               236           717


   TOTAL COSTS AND EXPENSES                                19,718        22,573


LOSS FROM OPERATIONS                                      (2,413)       (5,980)
Interest (expense)                                          (360)         (580)


NET PROFIT/(LOSS)                                         (2,774)       (5,496)


Net loss per share outstanding                             ($0.06)      ($0.31)


                                       8

Weighted average number of common shares outstanding    49,881,492   17,474,416

   The accompanying notes are an integral part of these financial statements



                MANAGEMENT TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (in  $ 000)

                                                            Nine months ended
                                                               January 31,
                                                                   1997    1996
Cash flow from operating activities
 Net income (loss)                                              (2,774) (4,707)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
    Write down of investment in affiliate                             -   (923)
    Capitalization of software development                      (1,230)       -
    Depreciation and amortization                                   855   1,116
    Other                                                         (405)       -
    Changes in assets and liabilities net of effects from
    acquisitions:
     Decrease in accounts receivable (including                   1,885   1,503
     unbilled)
     Decrease in other current assets                             1,283     560
     Decrease in accounts payable & accrued expense             (1,239)     (3)
     Increase in payroll payable                                    976     810
     Decrease in notes and loans payable                        (2,564)       -
                                       9
     Decrease in deferred income                                (3,025)   (519)
     Decrease in other liabilities                                (328)   (163)

Net cash used in (provided by) operating  activities            (6,566)     105

Cash  flows from investing activities:
 Cash paid for DESISCo less cash acquired                             -   (844)
 Proceeds from sales of fixed assets                                  -      29

Net cash used in investing activities:                                -   (815)

Cash flow from financing activities
 Net proceeds from notes payable and convertible debentures       6,916       -
 Repayment of notes payable                                           -   (275)
 Proceeds from issuance of common stock                             500     803

Net cash provided in financing activities                         7,416     528

Effect of exchange rate on cash                                   (649)      63


INCREASE IN CASH  AND CASH EQUIVALENTS                              201   (119)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     313     833

CASH AND CASH EQUIVALENTS - END OF PERIOD                           514     714




Supplemental disclosure of cash flow information
Non-cash financing activities
   Issuance of common stock in                                      7,246   357
   conversion of debt
                                       10
  Issuance of common stock for compensation                             -     -

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

2. The net loss per share for the periods ended January 31, 1996 and 1997, respectively, is computed based upon the weighted average number of shares outstanding excluding stock equivalents as they would be anti-dilutive.

3. Taxes payable comprise deductions plus estimated penalties and interest for late payment.

4. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.




                                       11
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company
                                       12
earns revenues from selling other companies' hardware and software products.
The Company accounts for revenue in conformity with Statements of Position ("SOP") 81-1.

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

                                       13
Comparison of fiscal  quarters

Total revenues decreased to $4,287,000 from $5,812,000 for the three period ended January 31, 1997 and 1996, respectively, and increased to $17,305,000 from $16,592,000 for the nine month period ended January 31, 1995, respectively.

Revenue from sales of software product decreased to $424,000 and $4,189,000 from $1,301 and $5,221,000 for the three month and nine month periods ended January
31, 1997 and 1996, respectively.   The cost of software products decreased to
$84,000 and $442,000 from $590,000 and $1,809,000 for the three and nine month periods ended January 31, 1996, respectively. This decrease in cost is largely due to the decrease in sales of third party hardware products. Third party computer hardware sales generally generate low contribution to profits.

The aggregate of maintenance fees and customer service fees decreased to $3,862,000 from $4,511,000 the three month periods ended January 31, 1997 and 1996, respectively, and increased to $13,116,000 from $11,371,000 for the nine
month periods ended January 31, 1997 and 1996, respectively.   Maintenance fees
and customer service fees provides sustainable recurrent revenues, which lessens the impact of the peaks and troughs of software product revenue on the Company's cashflow. The Company's objective is to achieve a position where new software license revenue represents an a lower percentage of the Company's total revenue.

Gross profit from maintenance and customer service decreased to $2,467,000 from $2,514,000 for the three month periods ended January 31, 1997 and 1996, respectively, and increased to $7,138,000 from $5,532,000 for the nine month periods ended January 31, 1997 and 1996, respectively.

Gross profit from sales of software products, maintenance and customer service decreased to $2,808,000 from $3,225,000 for the three month period ended January

                                       14
31, 1997 and 1996,  respectively, and increased to $10,885,000 from $8,944,000 for the nine month periods ended January 31, 1997 and 1996, respectively.

Selling, general and administrative costs increased to $3,673,000 from $3,507,000 for the three periods ended January 31, 1997 and 1996, respectively, and decreased to $12,510,000 from $13,658,000 for the nine month periods ended January 31, 1997 and 1996, respectively, as a result of the Company's successful strategy to streamline its management structure, to rationalize its sales efforts and to consolidate its facilities in the United Kingdom, thus reducing overall facility cost and canceling certain lease liabilities. It is also a result of the Company's greater reliance on distributors and partners to promote sales of its products without incurring high fixed costs.

The Company is reporting a $1,149,000 and $2,413,000 operating loss for the three and nine month periods ended January 31, 1997, respectively, versus an operating loss of $673,000 and $5,980,000 for the three and nine month periods ended January 31, 1996, respectively.

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


Liquidity and Capital Resources




                                       15
During the nine month period ended January 31, 1997 the Company issued convertible debt for a total gross consideration of approximately $8,811,000 and equity for a total consideration of approximately $500,000.

At January 31, 1997 the Company had a working capital surplus of approximately $3,782,000 as compared to a working capital deficiency of $6,993,000 at April 30, 1996. This improvement is a result of the use of proceeds of financing transactions to cure the Company's working capital deficiency.

The company's long term liquidity and its ability to continue as a going concern will ultimately depend on the company's continued ability to realize sufficient revenue from operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

1.Matter involving Barrington J. Fludgate ("Fludgate")

  On or about October 26, 1995, Fludgate, a former officer and director of the Company, commenced a lawsuit in the Supreme Court of the New York State, County of New York, seeking to recover the aggregate of $1,500,000 in wages, salary, consulting fees and other benefits allegedly owed to him under an employment agreement and a consulting agreement. The Company denies any liability and is vigorously defending this lawsuit.

2.Claim of Registration Rights for Unit Holders of the Company

  In 1993 and 1994, the Company completed a Private Placement of units consisting of one (1) share of Common Stock and three (3) Class "C" Warrants
                                       16
  to purchase three (3) shares of Common Stock at $1.19 per share, pre May 15, 1995 reverse split ("Units"), subject to possible substantial exercise price reduction pursuant to the anti-dilution provision of a certain warrant agreement. The Private Placement terms provided for the Company to use its best efforts to register the shares and the shares underlying the Class "C" Warrants for Unit Holders. The Company filed a Form S-3 Registration Statement to that effect in April of 1994. It was compelled to withdraw the Registration Statement in April 1995 with the understanding that it would refile a new registration for Unit Holders within a reasonable time. The Company extended an offer to the Unit Holders to issue two additional pre-split shares per Unit as compensation for any damage they may have suffered due to delays in registering shares subscribed and shares underlying Class "C" Warrants. A number of Unit Holders have accepted the Company's offer and were issued such compensation shares.

3.Matter involving Sharon F. Merrill.

  On December 10, 1996, Sharon F. Merrill ("Merrill") started action in the Middlesex Superior Court in the Commonwealth of Massachusetts claiming to have suffered damages due to the Company's failure to register certain
  shares.   Merrill claims approximately $180,000 plus interest in direct damages and approximately $540,000 in other damages. The legal in the preliminary stages and the Company has interposed an answer to the complaint.

4.Matter involving First Capital India, Ltd.

  On or about December 15, 1995, First Capital India, Ltd. commenced a lawsuit in the United States District Court, Southern District of New York, seeking to recover the sum of $125,000 allegedly owed by the Company to First Capital India, Ltd. as a placement or finders fee in connection with the Company's financing of certain acquisitions.
                                       17

The Company is not a party to any other material litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

Current reports on Form 8-K filed during the quarter ended January 31, 1996:

FORM   REPORT DATE          ITEM REPORTED                     FINANCIAL
                                                              STATEMENTS
                                                              FILED

8-K/A  November 13, 1996    5 & 7, convertible debt           None
                            financing
8-K/A  November 14, 1996    5 & 7, convertible debt           None
                            financing
8-K    January 7, 1996      6 & 7, resignation of a Director  None





                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       18
Dated:  New York, New York
April 24, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Michael J. Edison
                                      -------------------------


                              Michael J. Edison
                              Chief Executive Officer