Form 10KSB
period 1997-04-30
MANAGEMENT TECHNOLOGIES INC
filed 1997-08-18
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                      SECURITIES ACT OF 1934 (Fee required)
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997
                                       OR

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

                                    NEW YORK
         (State or other jurisdiction of incorporation or organization)
                                   13-3029797
                      (I.R.S. Employer Identification No.)

                                630 Third Avenue
                               New York, New York
                               ------------------

                    (Address of principal executive offices)
                                    10017-6705
                                    ----------

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




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]
State issuer's revenues for its most recent fiscal year: $23,751,664
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: August 8, 1997: $10,036,171
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 1, 1997: 139,203,439
Transitional Small Business Disclosure Format (check one):  Yes        No X
                                                                -----     -


                                       2



ITEM 1. DESCRIPTION OF BUSINESS
     Business Development
The Registrant (the "Company") was incorporated in the State of New York in
1980.
The Company owns all shares issued and outstanding of the following operating subsidiaries:
1.Winter Partners Limited, ("Winter Partners") a United Kingdom company with offices in London, England
2.MTi Abraxsys Systems, Inc, ("Abraxsys Inc.") a United States company with offices in New York, New York
3.MTi Abraxsys Systems (Pte) Limited, ("Abraxsys Pte") a Singapore company with offices in Singapore
4.MTi Abraxsys Systems (HK) Limited ("Abraxsys HK"), a Hong Kong company with offices in Hong Kong
5.MTinnovation S.A. ("MTinnovation"), a French company with offices in Paris, France.
6.MTi Holdings (UK) Limited  ("MTi Holding") , a United Kingdom company with offices in London, England
7.Advanced Banking Solutions Limited  ("ABS") , a United Kingdom company with offices in London, England
In turn, MTi Holding (UK) Limited owns all shares issued and outstanding of MTi Trading Systems Limited ("MTi Trading") United Kingdom company with offices in London, England
The Company's other wholly owned subsidiaries in the United Kingdom, New York, Massachusetts, Canada and Australia are currently inactive.
By order dated March 19 and March 20, 1997, the High Court of Justice, Chancery Division, Companies Court, in London, England, appointed Messrs. Malcolm Cohen and Peter Supperstone of BDO Stay Hayward as joint administrators of Winter
                                       3


Partners, MTi Holding and MTi Trading, pursuant to the provisions of Section 8 of the English Insolvency Act 1986, for the purposes of (i) the survival of the companies, and the whole or any parts of their undertaking, as a going concern,
(ii) the approval of certain voluntary arrangements with the companies' creditors, and (iii) a more advantageous realization of their assets than would be effected on a winding up. Cosequently, the Company ceased to control MTI Trading, Winter Partners and MTi Holding from the date they were put in administration, or to exercise control over the software products owned by MTi Trading.
On July 22, 1997, ABS acquired certain assets from Winter Partners, in administration, including intellectual property rights to certain software products, various fixtures and equipment, accounts receivable, and work-in-progress for a total consideration of 257,000 British pounds. In addition ABS assumed certain contracts from Winter Partners, in administration. Certain employees and management of Winter Partners, in administration, were hired by ABS. From July 23, 1997 on, ABS is carrying out in the UK and in certain parts of the world, the business that was formerly that of Winter Partners, defined
below as the Banking Systems business.   The business defined below as the
Trading Systems business was substantially handled by MTi Trading in the UK. The Company's principal executive offices are located at 630 Third Avenue, New York, New York 10017. The telephone number is (212) 983 5620. Unless the context otherwise requires, references to the Company include its subsidiaries. The Company develops, markets, licenses, installs, maintains and supports software products catering to the needs of international banks and financial institutions.
Business of the Registrant



                                       4


The Company is engaged in the back office banking software business (the "Banking System" business) and in the trading room software business (the "Trading System" business).


Back Office Software Products of the Registrant
-----------------------------------------------


The Company's principal back office banking software products are Abraxsys, IBS-90, IBS-V5, and Pro-IV IBS. Abraxsys, IBS-90, IBS-V5 and Pro-IV IBS are back office international banking software products running on mid range computer systems. Abraxsys and IBS-90 are installed at approximately 75 locations in over 30 countries; IBS-V5 and Pro-IV IBS are installed at approximately 70 locations in over 25 countries.

The Company transferred title to its integrated software packages for financial institutions known as ManTec to Global Financial Systems Ltd. ("GFS"), a corporation based in London, England that sells and services the ManTec product line and other products. The Company shares in any license fees GFS may generate through the ManTec line. The Company no longer directly supports its ManTec product line. GFS provides support to certain clients. The ManTec product line runs on IBM and IBM-compatible mainframe computers.

The Company's Banking System business is handled through Abraxsys Inc., Abraxsys Pte, Abraxsys HK, Winter Partners and MTinnovation, while intellectual property rights to certain Banking System software products rests with Management Technologies, Inc.


IBS-90
                                       5



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

IBS-90 reflects some 20 years of an evolutionary development and previous versions have been marketed under the names of International Banking System, and Arbat Banking System.

The product is written in the AIMS computer language, a derivative of the widely accepted BASIC language. The product runs on any model of Digital Equipment Corporation's ("Digital") VAX computer processors, under the control of Digital's proprietary operating system VMS.

IBS-90 was first marketed in 1989, and to date has been licensed to approximately 50 banks.

ABRAXSYS

                                       6


Abraxsys is a complete redevelopment of IBS-90 and is now marketed as one of the Company's prime offering to banks to computerize bank's back offices.

Abraxsys comprises essentially the same functions as IBS-90, but includes many enhancements, particularly in the processing support offered to a bank's trade finance department.

Abraxsys is written in the industry standard `C' language and runs on a variety of hardware platforms and operating systems, the most significant of which is UNIX, and is targeted to meet the market demand for open systems, i.e. software products that are engineered to run on a variety of hardware platforms and operating systems.

PRO IV - IBS


Pro-IV IBS is a suite of banking products using state-of-the-art technology. Its key features are as follows:

 . direct portability from PC to mini to mainframe
 . direct portability of applications development skills between machines and environments
 . reduced software maintenance loads
 . interoperability with existing software environments
 . access to a wide range of popular databases
 . fully integrated system security at all levels

Designed to meet open systems standards, Pro-IV IBS is independent of database management software and graphic user interface ("GUI"), and runs on almost any

                                       7


hardware and software platform, including different platforms within the same bank. The product is a modern fourth generation computer language-based solution which offers a safe migration path from existing systems. It is designed to interface easily with existing systems, including older legacy systems, and can be purchased as a complete system or in modules with selected functionality.

IBS-V5


IBS-V5 is an integrated transaction processing and trade support system designed to enable financial institutions to monitor, evaluate and control banking and trading activities by supplying critical management information in a timely manner. The product is a proven and stable international banking system, representing the latest version of a product launched in 1986 by McDonnell Information Systems Plc ("MDIS"), and acquired by the Company in March of 1996.

IBS-V5 offers the following functional modules: Customer Information File; Foreign Exchange; Money Market; Commercial Lending; Letters of Credit; Bills of Exchange; Centralized Nostro Reconciliation; Demand Deposit Accounting; General Ledger, Precious Metals, Money Transfer, Futures and Options, and International Securities.

The inherent flexibility of IBS-V5 makes it capable of providing benefits in all these areas of banking operations in terms of risk management, provision of management information, integration of front and back office and automated settlements.


MANTEC
                                       8



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

However, in recognition that a small market exists for the ManTec product, the Company transferred title to ManTec to Global Financial Systems Ltd. ("GFS"), a corporation based in London, England that sells and services the ManTec product line and other products. The Company shares in any license fees GFS may generate through the ManTec line.


Trading Room Software Products of the Registrant
------------------------------------------------

The Company's principal Trading Systems products are the OpenTrade family of products. The OpenTrade family of products comprises OpenTrade, TradeWizard, MediaWizard and EXTRA. OpenTrade is used by 50 customers supporting 6,000 trading positions.

The Company's Trading Systems business is handled though MTi Trading. MTi Trading holds title to the Company's Trading Systems software products. As of
                                       9


March 20, 1997, MTi Trading was put in administration. Accordingly, the Company ceased to exercise control over OpenTrade, TradeWizard, MediaWizard and EXTRA.

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

The Company primarily relies upon its own direct sales force to achieve sales. In certain geographical markets, the Company has sales agents and/or support agents. Included among these are COMAS in Korea for Abraxsys; Systex Corporation in Taiwan for Abraxsys; IDOM, Inc. for the support of the IBS-V5 and Pro-IV IBS products in Central and Eastern Europe, the Commonwealth of Independent States (former republics of the Soviet Union) and the US; and Itochu Electronics in Japan.

Banking Systems Strategic Alliances
-----------------------------------


SOFTSTAR INTERNATIONAL SOLUTIONS, INC.  ("SIS")

A joint partnership was signed in July of 1997 with SIS to realize the benefits of promoting SIS's multi-currency, multi-language, multi standard database and financial applications to the Company's extensive customer base. SIS is a US based leading supplier of financial and business software applications to businesses operating across language, national and cultural barriers. The agreement provides for a sharing of revenue from any SIS sale to the Company's customers.

LANIT, INC. ("LANIT")


A joint partnership was signed in July of 1997 with Lanit to realize the benefits of promoting Lanit's wide range of software services to the Company's extensive customer base. Lanit is a Russian leading supplier of financial and business software services in certain areas of the Commonwealth of Independent Republics. The agreement provides for a sharing of revenue from any SIS sale to the Company's customers.

GARG DATA INTERNATIONAL, INCORPORATED ("GDI")

GDI is a US based leading supplier of systems integration services and certain software products. A joint partnership was signed in July of 1997 with GDI to realize the benefits of promoting GDI's systems integration software services
to the Company's extensive customer base.   GDI also provides certain
development and support services to certain clients of the Company with regard
to certain software products of the Company.    The  agreement provides for a
sharing of revenue from any SIS sale to the Company's customers.

Sources of Revenue
------------------


SOFTWARE LICENSING

The Company generally licenses Banking Systems software products to its customers for use under non-exclusive 5 to 25 year license agreements, and perpetual non-exclusive license for its Trading Systems software products. Pursuant to the Company's standard form of license agreement, the customer pays a fixed license fee which varies depending on the number of users licensed to access the software, and acquires the non-transferable and non-exclusive right to use the software at a designated site. If the customer desires to use the software at multiple locations or to add further users additional license fees are required. The one-time license fees for the Company's application software packages currently range from $100,000 to $2,000,000.

The Company is dependent for license revenues upon sales of its IBS-90, Pro-IV IBS, IBS-V5, and Abraxsys software products. The Company is no longer dependent on sales of ManTec product lines.

MAINTENANCE

As part of the fixed license fee for the Company's software products, customers receive, a warranty period of typically 90 days after installation, during which period the Company provides free maintenance services. After that period, the Company offers maintenance services to its customers based upon an annual fee reflecting the service provided by the Company. Maintenance fee revenues are recognized ratably over the period of the contract. The Company warrants that its software will conform with documented specifications. To date, warranty expense has been minimal.

The Company's maintenance agreements generally provide for the maintenance by MTI of MTI licensed software at a specified site for a period of one to three years. Under the maintenance agreements, MTI is required to correct or replace its licensed software and/or provide services necessary to remedy significant programming errors attributable to it. Maintenance fees range from approximately $30,000 to $400,000 annually, depending upon the number of licensed users.


CUSTOMER SERVICES
                                       13



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

a)   Hardware
     --------


The Company occasionally acts as an authorized value added reseller ("VAR") for Digital or its distributors, Sun Microsystems ("Sun") and International Business Machine Corporation ("IBM") in connection with the licensing of its IBS-90, Abraxsys and OpenTrade software products. In the year ended April 30, 1997, the Company recognized approximately $212,540 of revenues for sales of hardware associated with certain software product licenses.



b)   Third Party Software Products Licensed in Conjunction with Banking Systems
     --------------------------------------------------------------------------

Licenses
--------


The Company has a marketing agreement in place with Microbank Software, Inc. to distribute Stor/QM, an advanced data storage, research and analytical application.

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

The Company competes with many companies which have greater financial resources, more technical personnel and more extensive service capabilities than the Company. The market is highly fragmented; however, the Company views Midas-Kapiti International Limited ("MKI"), Internet Systems Corp. ("Internet"), International Banking Information Systems Limited ("IBIS") as its principal Banking Systems industry competitors.


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

Dependence on a few major customers
-----------------------------------


Digital owns several subsidiaries which act as prime contractors to many of the Company's end customers. The Company has no customers which in fiscal year ended April 30, 1997 contributed 10% or more of the Company's revenue. The Company does not consider that it is dependent on any one customer for its future business success.


Foreign Operations
------------------


The Company has foreign operations in the United Kingdom, France, Singapore, and Hong Kong.

Subsidiaries outside the United States accounted for 91% of the Company's revenues in the year ended April 30, 1997.


Included in North America revenues for the years ended April 30, 1997 and 1996 were export revenues of $203,000 and $20,000, respectively.

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

In the year ended April 30, 1997, the Company capitalized approximately $476,000 of software development.

The Company does not have any material contracts relating to third-party research and development .

Employees
---------


As of July 30, 1997 the Company had 62 salaried employees, as compared with 233 employees as of April 30, 1996, excluding the employees of MTi Trading, in
                                       17


administration. The Company decreased its staff since April 30, 1996 as a result of the restructuring of its operations in the UK through the administration proceedings and various cost cutting measures in other companies of the group. The Company's employees are not represented by any union or other collective bargaining unit. The Company believes that it has a satisfactory relationship with its employees.

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

The Company's software products cannot be modified without the source code, which the Company keeps secure. The Company also requires employees to enter into non-disclosure agreements prior to joining the Company. To date, the Company has not been required to enforce the contractual safeguards relating to the use of its software. The Company also retains exclusive ownership rights to all software it develops. Pursuant to the indemnification provisions of its license agreements, the Company agrees to indemnify customers from losses resulting from any third-party claims that the Company's software infringes upon proprietary rights of such third-party. The amount of such indemnification is generally limited to the amount of the license fee paid by such customer. To date, there have been no such claims.

General
-------


The Company's business is not seasonal, nor does the Company do any business with the United States government nor any other government

ITEM 2.        DESCRIPTIONS OF PROPERTIES

The Company's principal executive offices are located at 630 Third Avenue, New York, New York. The New York office also houses the sales and support operation for North America.

In addition to its Executive offices the Company has the following facilities:


LONDON, ENGLAND
---------------


BONHILL STREET - facility leased in March 1996 for UK headquarters housing development, sales, administration and support. Effective July 22, 1997, approximately half of this facility is used by ABS and the other half by Trading Systems, in adminstration.

OTHER LOCATIONS
---------------


PARIS - MTinnovation  sales and support office

SINGAPORE - Abraxsys Pte and Abraxsys HK Asia/Pacific sales and support office

The following table summarizes the relevant lease/license agreements relating to these facilities, apart from Moscow which is a local one year renewable rental agreement with Digital Russia. Each of the lease agreements is with a non-affiliate company. The party to the lease/license agreements are the relevant local entity in that country.

LOCATION     AGREEMENT &   EXPIRY DATE   ANNUAL RENT  ANNUAL RENT NOTES
             DATE                        (LOCAL)      (APPROX.
                                                      US$)

New York     Lease         May 31 2001   US$ 191,075  US$ 191,075
London -     Sub Lease     Month to      GBP 170,000  US$ 256,300 Rent free
England      March 1 1996  month                                  until
Bonhill                                                           December
                                                                  31, 1997

Singapore    Lease August  August 15 ,   S$ 60,000    US$42,384
             15, 1997      2000


Paris -      Lease         October,      FFr 540,000  US$ 89,720
France       October 1996  1999




ITEM 3.        LEGAL PROCEEDINGS

1.   Claim of Sharon F. Merrill ("Merrill")
Merrill filed suit against the Company in the Superior Court of the Commonwealth of Massachusetts. In 1994, Merrill received 250,000 shares of restricted stock of the Company in exchange for all shares issued and outstanding of MTi Merken, Inc., with certain registration rights. Merrill alleges that the Company did not register her shares in a timely fashion and that she sustained losses as a result of a decline in the price of the stock of the Company. Merrill claims damages in the amount of $180,000 plus interest and treble damages in the amount of $631,000. The Company is defending vigorously and disclaiming any liability for any losses claimed by Merrill.

The Company is not a party to any other material litigation.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock are traded in the over-the-counter market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ")
symbols MTCI.   The Company's Class "C" Warrants expired on April 28, 1997.  The
Company's other warrants are not publicly traded. Class "C" Warrants and other warrants are described in Item 7, Note 12. On April 28, 1995, the Company's
                                       21


shareholders resolved to reverse split the Company's issued and outstanding common stock on a one for seven basis. The reverse split took effect on May 15, 1995. The following sets forth, and the high and low trade prices for the eight quarters ending April 30, 1997, as reported by NASDAQ, adjusted to give effect to the May 15, 1995 reverse split. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.



                                COMMON STOCK             COMMON STOCK

                                    HIGH                      LOW
                                    ($)                       ($)

  MAY 1-JUL 31, 1995                 2                       13/16
  AUG 1-OCT 31, 1995               1 1/16                     1/2
  NOV 1-JAN 31, 1996                 1                        5/8
  FEB 1-APR 30, 1996              1 15/16                    23/32
  MAY 1-JUL 31, 1996               1 3/32                     1/2
  AUG 1-OCT 31, 1996                3/4                      3/32
  NOV 1-JAN 31, 1997                1/4                      3/64
  FEB 1-APR 30, 1997                1/8                      1/32

On August 8, 1997 the closing bid prices of the Common Stock was $3/32
The approximate number of stockholders of record on April 30, 1997, was 324, and a substantial number of shares are held in "street-name" by approximately 6,000 individuals or entities.

The Company has never paid any cash dividends on its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF AND RESULTS OF OPERATIONS FINANCIAL CONDITIONS.
GENERAL


The Company's revenue consists of license fees from the Company's software products, maintenance fees and customer service fees. Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

The Company recognizes revenue for licensing of its IBS-90 and Abraxsys products in compliance with Statement of Position 91-1 ("SOP 91-1"); accordingly, it recognizes license revenues upon delivery provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized. Revenues from licensing the Open Trade product were recognized on the percentage of completion method of accounting as costs are incurred in compliance with Statement of Position 81-1 ("SOP 81-1").

Maintenance fee revenues are recognized ratably over the period of the contract.

Customer service fees are recognized as revenue as work is performed under the service arrangement.

The Company's revenues and results of operations are subject to significant fluctuations, depending primarily on the number of software components delivered in any period. License fees range from $100,000 to $2,000,000. As is typical in the software industry, maintenance fees are a more stable source of revenue.

Costs of software products consist of the cost of third party products resold with the Company's products and the amortization of acquired software technology and of capitalized software. Other costs of software products, such as the costs of duplicating products from product masters and physical packaging of the Company's software, are immaterial. The costs of providing maintenance and customer service are allocated between maintenance and customer service fees in proportion to their respective revenues. Management believes that such allocations are reasonable.



COMPARISON OF FISCAL YEARS
In the year ended April 30, 1997, the business of the Company was substantially affected as a result of administration proceedings of its subsidiaries MTi
Trading, MTi Holding and Winter Partners.    It is likely that the Company's
business in the year ending April 30, 1998, will be substantially different from that in the years ended April 30, 1997 and 1996.
The consolidated results for the year ended April 30, 1997 include results for MTi Trading, MTi Holding and Winter Partners for the period from May 1, 1996 to March 19 and 20, 1997, and twelve months of operation for Management Technologies, Inc., Abraxsys Inc., Abraxsys Pte, Abraxsys HK and MTinnovation. The Company's total revenues were $23,750,000 and $21,227,000 for the years ended April 30, 1997 and 1996, respectively. This increase in revenue is due to
(i) an increase in license revenues to $6,602,000 from $5,916,000 in the years ended April 30, 1997 and 1996, respectively, and (ii) an increase in customer services fees to $9,304,000 from $7,652,000 in years ended April 30 1996 and 1995, respectively. However, there was a reduction in the maintenance revenue to $7,105,000 in the year ended April 30, 1997 from $7,586,000 in the year
ended April 30, 1996.   The Company's license revenues are subject to
significant fluctuation due to the relatively high cost of license fees.
The cost of software products increased to $3,856,000 from $2,598,000 for the years ended April 30, 1997 and 1996, respectively. Costs of maintenance increased to $8,433,000 from $3,884,000 for the years ended April 30, 1997 and 1996 respectively. The increase in the cost of maintenance is a result of new clients who have come out of warranty during the period and the addition of the IBS version 5 and the IBS Pro-IV product lines.
Costs of customers' services fees increased to $9,646,000 from $3,824,000 for the years ended April 30, 1997 and 1996, respectively. The increase in the cost of services is a result of the addition of the IBS version 5 and the IBS Pro-IV product lines.
The Company's selling general and administrative expenses decreased to $10,957,000 from $20,242,000 in the years ended April 30, 1997 and 1996, respectively. This decrease is a result of the Company's efforts to control costs.
The Company recognized a net loss of $16,523,000 for the year ended April 30, 1997, inclusive of a loss on disposition of its UK subsidiaries in the amount of $6,139,000. The Company recognized a loss from operations of $10,297,000 in the year ended April 30, 1997 as compared to a loss of $10,965,000 for the year ended April 30, 1996.
The Company currently conducts its business in currencies other than United States dollars, although a large part of the Company's business abroad is conducted in United States Dollars. The revenue from subsidiaries outside the

United States amounts to 91% of the Company's revenue in the year ended April 30 1997 and 88% in year ended April 30 1996.
     LIQUIDITY AND CAPITAL RESOURCES
At April 30 1997 the Company had a working capital deficiency of $3,513,000.
The Company had a net loss of $10,384,000 and $10,802,000 before loss from disposition of subsidiaries, in the years ended April 30, 1997 and 1996, respectively. Net cash of $9,864,000 and $8,762,000 was used in operating activities in the years ended April 30, 1997 and 1996, respectively. Net of 472,000 and $0 was used in investing activities in the years ended April 30, 1997 and 1996, respectively. Financing activities provided $10,411,000 and $8,245,000 in the years ended April 30, 1997 and 1996, respectively, primarily from proceeds of private placement of the Company's common equity and from the placement of convertible debentures.
At April 30, 1997, the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $20,174,000 subject to Internal Revenue Service review, which are available to offset future federal taxable income, if any, through 2011 and may be subject to annual limitations in use due to the Company's equity issuances.
In the year ended April 30 1997, the Company issued convertible debentures pursuant to Regulation S in the aggregate gross amount of $9,911,000 and issued 91,925,535 shares in conversion of debt. The Company further sold 1,000,000 shares of common stock pursuant to Regulation S for a gross consideration of $500,000, and issued 92,000 shares in compensation for services.
The Company believes that until such time as it may experience a substantially expanded cash flow from operations, it will be required to seek alternative sources of funds for working capital and to fund the continuation of its development and marketing efforts. The Company intends, to the extent required to provide working capital and to satisfy all outstanding debt, to continue to sell its securities directly to investors in private placements and it may, in
                                       26


the future, attempt to arrange an offering through a private placement agent or underwriter.
The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to generate sufficient cashflow from operations.



  ITEM 7. FINANCIAL STATEMENTS

                         MANAGEMENT TECHNOLOGIES, INC.
                               AND SUBSIDIARIES


                       Consolidated Financial Statements

                            April 30, 1997 and 1996



                   With Independent Auditors' Report Thereon








                                       27








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



KPMG  Peat Marwick LLP


345 Park Avenue
New York, NY 10154


     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Management Technologies, Inc.:


We have audited the accompanying consolidated balance sheet of Management Technologies, Inc. and subsidiaries as of April 30, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
                                       29




In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Management Technologies, Inc. and subsidiaries at April 30, 1997, and the results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and at April 30, 1997 has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     /s/  KPMG PEAT MARWICK LLP

New York, New York
August 13, 1997

Member Firm of Klynveld Peat Marwick Goerdeler



                   MANAGEMENT TECHNOLOGIES, INC.

                                       30


                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                          April 30, 1997
                             (in $000)




ASSETS
Current assets:
     Cash                                                       371
     Accounts receivable                                        514
     Prepaid expenses and other current assets                  290

               TOTAL CURRENT ASSETS                           1,175


Property and equipment, net of accumulated depreciation         162
Intangible assets, less accumulated amortization              5,403
Other assets                                                     31

               TOTAL ASSETS                                   6,771



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                         1,014

                                       31


     Accrued expenses                                         2,086
     Taxes payable                                              432
     Deferred income                                          1,152
     Other current liabilities                                    4

               TOTAL CURRENT LIABILITIES                      4,688

Convertible debentures                                        3,699
Other long term liabilities                                      48

               TOTAL LIABILITIES                              8,435


Stockholders' equity
    Common stock $.01 par value.  Authorized shares           1,177
200,000,000, issued shares 117,703,439
    Additional paid in capital                               60,464
    Accumulated deficit                                    (63,388)
    Foreign currency translation adjustment                      83

               TOTAL STOCKHOLDERS' EQUITY                   (1,664)


               TOTAL LIABILITIES AND STOCKHOLDERS'            6,771
EQUITY



                          The accompanying notes are an
integral part of these financial statements


                                       32




                        MANAGEMENT TECHNOLOGIES, INC.
                              AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in $000 except share data)

                        Number    Commo  Additi
                                    n     onal
                          of      stock   paid   Accumula  Tran   Total
                                           in       ted    slat
                                                            ion
                        shares     par   capita   deficit  adju
                                  value     l              stme
                                                            nt

Balances at April      14,540,169    145  42,467  (36,063) (530     6,019
30, 1995                                                      )

Issuance of common        672,700      7     507                      514
stock for
compensation and
services

Issuance of common
stock in
conversion of           4,456,749     45   2,452                    2,497
convertible
debentures
                                       33



Issuance of common        100,000      1      99                      100
stock on exercise of
warrants

Issuance of common      4,916,466     49   4,289                    4,338
stock

Net loss for the                                  (10,802)       (10,802)
year

Translation                                                 963       963
adjustment



Balances at April      24,686,084    247  49,814  (46,865)  433     3,629
30, 1996


Issuance of common
stock for
compensation and           92,000      1      29                       30
services

Issuance of common
stock for
cancellation of        91,925,355    919  10,131                   11,050
subordinated notes

                                       34


Issuance  of common     1,000,000     10     490                      500
stock for sale

Net loss for the                                  (16,523)       (16,523)
year

Translation                                                (350     (350)
adjustment                                                    )


Balances at April     117,703,439  1,177  60,464  (63,388)   83   (1,664)
30, 1997




   The accompanying notes are an integral part of these financial statements






                       MANAGEMENT TECHNOLOGIES, INC.
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years ended April 30, 1997 and 1996
                                 (in $000)
                                       35





                                                           1997        1996

Revenues
     Software products                                    6,602       5,916
     Maintenance fees                                     7,105       7,586
     Customer service fees                                9,304       7,652
     Other income                                           739          73

               Total revenues                            23,750      21,227


Cost and expenses
     Cost of software products                            3,856       2,598
     Cost of maintenance                                  8,433       3,884
     Costs of customer service                            9,646       3,824
     Selling, general and administrative                 10,957      20,242
     Amortization of intangible assets                      484         730
     Depreciation                                           671         914

                   Total costs and expenses              34,047      32,192

                    LOSS FROM OPERATIONS               (10,297)    (10,965)

Interest expense                                           (66)       (901)
Income taxes                                               (21)           -
Other income                                                  -       1,064
Loss from disposition of subsidiaries                   (6,139)           -

                                       36



                      NET LOSS                         (16,523)    (10,802)



Net loss per share                                       (0.24)      (0.58)

Weighted average number of common shares             67,615,622  18,669,728
outstanding

 The accompanying notes are an integral part of these financial statements




                        MANAGEMENT TECHNOLOGIES, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended April 30, 1997 and 1996
                                  (in $000)



                                                               1997      1996

Cash flow from operating activities
    Net loss                                               (16,523)  (10,802)
        Adjustments to reconcile net loss to net cash
                                       37


        used in operating activities
            Depreciation and amortization                     1,313     2,073
            Loss from disposition of subsidiaries             6,139         -
            Gain on affiliate                                     -   (1,064)
            Issuance of common stock for compensation            30       514
            Write off of property, plant & equipment             62         -
          Changes in assets and liabilities net of
effects from acquisitions:
                Decrease (increase) in accounts               6,177   (1,421)
receivable
                Decrease in prepaid & other assets            1,987     1,857
                Decrease in accounts payable &              (3,435)   (1,020)
accrued expenses
                (Decrease) increase in  taxes payable       (3,421)     2,899
                Decrease in deferred income                 (1,541)     (518)
                Decrease in other liabilities                 (652)   (1,280)

Net cash used in operating activities                       (9,864)   (8,762)


Cash flows from investing activities:
    Capitalized software costs                                (472)         -

Net cash used in investing activities                         (472)         -


Cash flow from financing activities
    Proceeds from notes payable and convertible               9,911     7,802
debentures
    Repayment of notes payable                                    -   (1,745)
    Proceeds from issuance of common stock                      500     2,188
                                       38



Net cash provided by financing activities                    10,411     8,245

Effect of exchange rate on cash                                (17)       (3)

Increase (decrease) increase in cash and cash                    58     (520)
equivalents
Cash and cash equivalents - beginning of period                 313       833

Cash and cash equivalents - end of period                       371       313










Supplemental disclosure of cash flow information
Non-cash financing activities
   Settlement of acquisition note with accounts               2,564         -
receivable
    Issuance of common stock in conversion of debt           11,050     2,497
    Issuance of common stock for MDIS acquisition                 -     2,250

   The accompanying notes are an integral part of these financial statements




                                       39


All monetary figures in the notes to the financial statements are expressed in US $ unless otherwise noted.

(1)    Summary of Significant Accounting Policies
       ------------------------------------------


       DESCRIPTION OF BUSINESS


       The primary business of Management Technologies, Inc. and of its subsidiaries (collectively, the "Company") is the development, installation, marketing, maintenance and support of an integrated line of standardized, international, banking application software packages.

          PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Management Technologies, Inc. and its wholly-owned subsidiaries, for the periods during which such subsidiaries were controlled by Management Technologies, Inc. Accordingly, the financial statements include the accounts of MTi Trading Limited ("MTi Trading") and MTi Holding (UK) Limited ("MTi Holding") through March 19, 1997 and the accounts of Winter Partners Limited ("Winter Partners") through March
       20, 1997.   All significant inter-company balances and transactions
       have been eliminated in consolidation.

       As used hereafter, "Company" refers to Management Technologies Inc., and its consolidated subsidiaries unless otherwise stated.

       REVENUE RECOGNITION
                                       40



       The Company accounts for revenue in conformity with Statements of Position (SOP) 91-1 and 81-1.

       Billings made in advance of delivery are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

       In accordance with SOP 91-1, revenues from IBS-90 and Abraxsys licenses are recognized on delivery to the customer, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized.

       Revenues form OpenTrade, TradeWizard, MediaWizard, EXTRA and Pro-IV IBS licenses are recognized on the percentage-of-completion method of accounting as costs are incurred (cost to cost basis) in conformity with SOP 81-1. An estimate is made of the revenue attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty.

       Maintenance fees are recognized proportionately over the term of the maintenance agreement.

       Customer service fees represent fees charged to customers for modifications of standard software to customer specifications or work charged on the basis of the time spent on the task as required by

                                       41


       customers. Customer services fees are recognized as revenue as work is performed and invoiced by the Company.

       FOREIGN CURRENCY TRANSLATION

       Foreign currency transactions and financial statements of foreign subsidiaries are translated into US dollars at prevailing or current rates respectively except for revenues, costs and expenses that are translated at average current rates during each reporting period. Gains and losses resulting from foreign currency transactions are included in income currently. Gains and losses resulting from the translation of financial statements are excluded from the statement of income and are credited or charged directly to a separate component of stockholders' equity.

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

                                       42


       . Development costs applicable to core products, which are predominantly of a maintenance nature, are expensed as incurred. Such development is generally designed to insure that products are kept up to date with regulatory requirements, accounting policies and banking practices and do not result in new salable products.


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

                                       43



       INCOME TAXES

       The Company conforms to the provisions of Statement of Financial Accounting Standards No. 109 ("Statement 109"), Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       LOSS PER COMMON SHARE

       Loss per common share is calculated using the weighted average number of common shares outstanding for each period.


       USE OF ESTIMATES

        The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities as well as revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with
                                       44


        generally accepted accounting principles. Actual results could differ from those estimates.

        IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on May 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future earnings expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.


        STOCK OPTION

        Prior to May 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the
                                       45


        underlying stock exceeded the exercise price. On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.


 (2)    Subsidiaries in Administration
        ------------------------------

        By order dated March 19 and March 20, 1997, the High Court of Justice, Chancery Division, Companies Court, in London, England, appointed Messrs. Malcolm Cohen and Peter Supperstone of BDO Stay Hayward as joint administrators of Winter Partners, MTi Holding and MTi Trading, pursuant to the provisions of Section 8 of the English Insolvency Act 1986, for the purposes of (i) the survival of the companies, and the whole or any parts of their undertaking, as a going concern, (ii) the approval of certain voluntary arrangements with the companies' creditors, and (iii) a more advantageous realization of their assets than would be effected on a winding up.
        On July 22, 1997, Advanced Banking Solutions, Limited ("ABS"), a wholly owned subsidiary of Management Technologies, Inc., acquired certain assets from Winter Partners, in administration, including intellectual

                                       46


        property rights to certain software products, various fixtures and equipment, accounts receivable, work-in-progress. In addition ABS assumed certain contracts from Winter Partners, in administration, and related liabilities in the approximate amount of 55,000 British pounds. ABS paid a total consideration of 257,454 British pounds for the acquired assets and the assumed contracts. Certain employees and management of Winter Partners, in administration, were hired by ABS. From July 23, 1997 on, ABS is carrying out in the UK and in certain parts of the world, the Banking Systems business that was formerly that of Winter Partners.
        Winter Partners was acquired in July of 1994 in an acquisition transaction that included Abraxsys, Inc., Abraxsys Pte and Abraxsys HK. The Company paid a total of $12,800,000, and incurred certain additional costs of approximately $325,000. The transaction was accounted for as a purchase and resulted in a one-time charge of $7,000,000 for acquired research and development that was in process at the time of acquisition. The Company recognized $1,300,000 in acquired software technology and recorded goodwill of $5,270,000 as the excess of the purchase price over the fair value the net assets acquired. The Company believes that it will recover the net original cost of acquired software technology through the activities of ABS, Abraxsys, Inc., Abraxsys Pte and Abraxsys HK. The Company wrote off $3,450,000 of the
        $5,270,000 originally recorded as goodwill.   In the years ended April
        30, 1995, 1996 and 1997, Winter Partners incurred losses of $5,038,147, $6,070,311 and $1,954,026, respectively.
        No dividend was paid to Management Technologies, Inc. in conjunction with the liquidation of Winter Partners. Accordingly, at April 30, 1997, the Company's apportioned investment in, and advances to, Winter
        Partners are valued at zero.   The Company recognized a loss of
                                       47


        approximately $172,000 on disposition of Winter Partners to reflect the difference between accumulated losses and the investment in, and advances to, Winter Partners. These financial statements reflect $1,820,000 in goodwill related to Abraxsys, Inc., Abraxsys Pte and Abraxsys HK, which the Company believes will be recovered through the activities of those subsidiaries.
        There is no remaining actual or contingent liability to Management Technologies, Inc. related to Winter Partners except for a certain lease guarantee for approximately $72,000.
        MTi Trading was acquired in January of 1995 for a total consideration of $10,169,000 by MTi Holding, a wholly owned subsidiary of Management Technologies, Inc. The transaction was accounted for as a purchase and resulted in a one-time charge of $1,740,000 for acquired research and development that was in process at the time of acquisition. The Company recognized $3,000,000 in acquired software technology and recorded goodwill of $5,700,000 as the excess of the purchase price over the fair value of the net assets acquired. In the years ended April 30, 1995, 1996 and 1997, MTi Trading incurred losses of $1,977,217, $3,510,638 and $4,123,537, respectively.
        There is no guarantee that Management Technologies, Inc. will receive any dividend from the disposition of the assets of MTi Trading. Accordingly, at April 30, 1997, the Company's investment in, and advances to, MTi Trading and MTi Holding, in administration, were valued to zero. Any dividend received in the liquidation of MTi Trading and MTi Holding, in administration, will be treated as a gain in the period in which it occurs. The Company recognized a loss of approximately $5,967,000 on disposition of MTi Trading to reflect the difference between accumulated losses and the investment in, and advances to, MTi Trading.
                                       48


        There is no remaining actual or contingent liability to Management Technologies, Inc. related to MTi Trading and MTi Holding.

       At April 30, 1997, the Company owned all shares issued and outstanding of MTi Trading, Winter Partners and MTi Holding; effective March 19 and March 20, 1997, court appointed administrators controlled the
       affairs of these wholly owned subsidiaries.   Results of these
       subsidiaries for the period from May 1, 1996 to March 19 and 20, 1997 are consolidated in these financial statements. The following is a summary of the results of MTi Trading and Winter Partners for the consolidated period. MTi Holding did not have any significant income or loss during the consolidated period.



                              Winter Partners  MTi Trading      Total

            Revenue                $6,640,842       $12,990,905  $19,631,747

            Cost of Sales          $6,891,832       $13,259,129  $20,150,961

            Other Costs            $1,390,631        $3,855,313   $5,245,944

            Net Loss               $1,641,621        $4,123,537   $5,765,158




(3)       Acquisitions
          ------------


       MDIS ACQUISITION - INTERNATIONAL BANKING SYSTEMS BUSINESS OF MDIS
                                       49



       Effective March 1 1996, the Company acquired the international banking systems business of MDIS. The acquisition involved the transfer of certain assets including the rights to PRO-IV IBS, a newly developed back office banking system which had not yet been brought to market, the assumption of MDIS rights and obligations under certain contracts, and the transfer of all shares issued and outstanding of McDonnell Informatique S.A., a French corporation since renamed MTinnovation S.A.

       The consideration for the acquisition was a maximum of two million common shares issuable to MDIS on the Company recognizing at least $6,000,000 of revenue from the acquired business. Shares are issuable on a pro-rata basis at the rate of one thousand shares for every $3,000 of revenues. The first issuance of these shares is due in February 1997, and then quarterly up to April 1999. The Company has valued the two million shares at $2,250,000. In addition, a further one million shares become issuable if the Company achieves a profit in excess of $10,000,000 in the fiscal year ending April 30 1999. The additional shares have not been recorded at this time, as management does not believe that it is probable that they will be issued.

       Through April 30, 1997, the Company had recognized $670,000 of revenue with respect to the acquired business. Accordingly, approximately
       224,000 shares were issuable to MDIS as of April 30, 1997.   The
       Company currently believes that it will recognize $6,000,000 in revenues on the acquired business and will issue the 2,000,000 consideration shares.

       The Company recognized $2,532,645 in acquired software technology in this transaction related to the PRO-IV IBS product. This will be amortized over the expected life of the PRO IV IBS product of ten (10) years.

       The prime reason for the MDIS acquisition was to obtain a newly developed PRO-IV IBS banking system software product. The other assets acquired included IBS V5, the forerunner to PRO-IV IBS, a small number of desktop PC's and other fixed assets of negligible value in terms of the acquisition. IBS V5 is no longer actively marketed.


 (4)   Liquidity
       ---------


       The Company has suffered losses from operations in the fiscal years ended April 30, 1997 and 1996, and has a working capital deficiency of approximately $3,513,000 as of April 30, 1997.

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

       The Company's long-term liquidity and its ability to continue as a going concern will ultimately depend upon the Company's ability to generate sufficient cashflow from operations.
 (5)   Prepaid expenses and other current assets
       -----------------------------------------


       Prepaid expenses and other current assets consist principally of the following items:

                                                                     $000

                  Rent deposits                                       135
                  Deferred financing charges                           65
                  Corporate tax refund                                 10
                  Other                                                80

                  Total                                               290

(6)    Property, plant and equipment
       -----------------------------


       Balances of major classes of assets owned by Management Technologies, Inc. and subsidiaries under its control at April 30, 1997, and allowances for depreciation and amortization are as follows:

                                               COST  ACCUMULATED  NET
                                                     DEPRECIATION VALUE

          Computer Equipment                482,617       451,744     30,873
          Leasehold improvement             196,311       148,570     47,741
          Office Furniture and              393,488       309,965     83,523
          Equipment


                                          1,072,417       910,280    162,137



        Depreciation expense was approximately $671,000 and $914,000 in the years ended April 30, 1997 and 1996, respectively.

(7)    Intangible Assets
       -----------------


       Intangible assets as of April 30, 1997 are made up of software products and goodwill:


                      $
          Goodwill less accumulated amortization of        1,477,000
          $343,000

          Software products less accumulated               3,926,000
          amortization of $512,000

                                                           5,403,000


       See also note 2.

(8)    Accrued expenses
       ----------------


       The major components of accrued expenses are as follows:

                                                                $000

          Accrued interest                                       456
          Provision for litigation                               370
          Accrued legal, professional and other fees             339
          Staff related costs                                    274
          Accrued cost of product sold                           182
          Rent                                                    67
          Other accrued expenses                                 396

                                                               2,086


(9)    Taxes Payable
       -------------


       Taxes payable comprise payroll deductions plus estimated penalties and interest for late payment.

(10)   Deferred income
       ---------------


       Deferred income consists entirely of deferred maintenance income. The Company expects to recognize as revenue all deferred income within the next fiscal year.

(11)   Convertible Debentures
       ----------------------

       At April 30, 1997, the Company had $3,698,000 in outstanding convertible debentures from a total issued of $16,863,000. $3,906,000 were converted in the year ended April 30, 1996, and $9,259,000 in the year ended April 30, 1997. $1,380,000 of the balance at April 30,1997 matures on July, 1999, $1,103,000 on August of 1997 and the balance in December, 1997.

        Interest on the convertible debentures is payable quarterly through the terms of the notes. The Series SA debentures have been entirely placed with the staff and management of the Company; all other debentures were placed with unrelated parties. The principal and interest of the convertible debentures are convertible into shares of the Company's common stock at the holder's option on or before the due date of the
        note.   The Company is entitled to require the holders to convert
        principal and interest balances before maturity except for the RBB and the SA convertible debenture, in the total amount of $2,256,000 at April 30, 1997, where the holder is entitled to be paid in cash at
        maturity.   Debentures are convertible pursuant to their terms as
        follows:

          SERIES           CONVERTIBLE AT THE LOWER OF

          A            62.5 % of the market price over  $0.48 per share
          SA           the 5 business days immediately
                       preceding the date of
                       conversion

          B 62.5 % of the market price over $0.53 per share the 5 business days immediately preceding the date of conversion

          C 62.5 % of the market price over $0.85 per share the 5 business days immediately preceding the date of conversion

          D 62.5 % of the market price over $0.60 per share the 5 business days immediately preceding the date of conversion

          E 62.5 % of the market price over $0.60 per share the 5 business days immediately preceding the date of conversion

          H            65 % of the market price over    100 % of the
                       the 5 business days immediately  market price
                       preceding the date of            over the 5
                       conversion                       business days
                                                        immediately
                                                        preceding the
                                                        date of the
                                                        debenture

          X            65 % of the market price over    65 % of the
                       the 5 business days immediately  market price
                       preceding the date of            over the 5
                       conversion                       business days
                                                        immediately
                                                        preceding the
                                                        date of the
                                                        debenture

          Y            70 % of the market price over    100 % of the
                       the 5 business days immediately  market price
                       preceding the date of            over the 5
                       conversion                       business days
                                                        immediately
                                                        preceding the
                                                        date of the
                                                        debenture

          Z            70 % of the market price over    85 % of the
                       the 5 business days immediately  market price
                       preceding the date of            over the 5
                       conversion                       business days
                                                        immediately
                                                        preceding the
                                                        date of the
                                                        debenture

          RBB          70 % of the market price over    100 % of the
                       the 5 business days immediately  market price
                       preceding the date of            over the 5
                       conversion                       business days
                                                        immediately
                                                        preceding the
                                                        date of the
                                                        debenture



(12)   Shareholders' Equity
       --------------------


       (1)          Warrants

       The Company's C Warrants expired on April 28, 1997.

       The Company has the following additional warrants outstanding:

                     Number of shares      Exercise     Expiration date
                                              price

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



       (2)          Options

       At April 30, 1997, the Company had outstanding options as follows:-

                                         NUMBER OF     EXERCISE     NOTE
                                         SHARES        PRICE
          Qualified Stock Options Plan
          - Employees
          Shares under option at April          1,857   $7.00-$7.84 (a)
          30, 1996
          Granted                                   0
          Lapsed                                (429)
          Exercised                                 0

          Shares under option at April          1,428         $7.00
          30, 1997


          Options exercisable at April          1,428         $7.00
          30, 1997

          Non qualified Stock Options                               (b)
          Plan for Directors, Officers
          and Consultants
          Shares under option at April        146,429   $0.01-$8.75
          30, 1996
          Granted                                   0         $0.01
          Lapsed                            (146,429)
          Exercised                                 0

          Shares under option at April              0

          30, 1997


          Options exercisable at April              0
          30, 1997

          Non qualified Stock Options                               (c)
          Plan for Key Employees
          Shares under option at April          7,142   $3.50-$7.00
          30, 1996
          Granted                                   0
          Lapsed                              (7,142)
          Exercised                                 0

          Shares under option at April              0
          30, 1997


          Other Stock Options                                       (d)
          Shares under option at April              0
          30, 1996
          Granted                          15,750,000   $0.03-$0.16
          Lapsed                                  (0)
          Exercised                               (0)
                                                  ---

          Shares under option at April     15,750,000   $0.03-$0.16
          30, 1997


          Options exercisable at April              0

          30, 1997


          Options to purchase C                                     (e)
          Warrants
          Warrants under option at             71,428         $3.43
          April 30, 1996
          Granted                                   0
          Lapsed                               71,428
          Exercised                                 0

          Warrants under option at
          April 30, 1997                            0


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

       (b) The Company adopted a non qualified stock option plan for directors, officers and consultants under which the granting of options to purchase up to 15,000,000 shares has been authorized. The exercise price of the options is determined by the Option Committee appointed by the Board of Directors. In the year ended April 30, 1996 granted below market options and recognized compensation expense in the amount of
                                       63


       approximately $149. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

       (c) The Company adopted a non qualified stock option plan for key employees under which the granting of options to purchase up to 10,000,000 shares has been authorized. The exercise price of the options is determined by the Option Committee appointed by the Board of Directors. The maximum period during which each option may be exercised cannot exceed five years from the date of grant.

       (d) The Company granted options at market rate to purchase common shares to key executives in connection with their employment agreements. These options will vest as follows:

          . 5,250,000 when the Company achieves annual sales of $50,000,000 and $3,500,000 in pre-tax profits;
          . 5,250,000 when the Company achieves annual sales $100,000,000 and $7,000,000 in pre-tax profits;
          . 5,250,000 when the Company achieves annual sales of $150,000,000 and $10,000,000 in pre-tax profits;

          (e) The Company has issued options to purchase C Warrants to a former officer of the Company in connection with his employment agreement. The option entitles its holder to purchase one Class C warrant at $3.01 per warrant. The Class C Warrants expired on April 28, 1997, causing the option to purchase such Class C Warrants to lapse.


                                       64


        The Company applies APB Opinion No. 25 in accounting for its stock options. For the years ended April 30, 1997 and 1996, no compensation cost was incurred for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income would not have been affected.























                                       65



(13)   Leases
       ------


       The Company has various non cancelable operating leases, primarily for office premises, that expire over the next three to five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all costs such as maintenance and insurance.

       Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) as of April 30, 1997 are:

                                                      OPERATING LEASES
                                                              $
           Year ending April 30
                                               1998               323,179
                                               1999               323,179
                                               2000               270,842
                                               2001               205,203
                                               2002                15,922

           Later years                                                  0


           Total minimum lease payments                        $1,138,326



                                       66


(14)   Income Taxes
       ------------


        At April 30, 1997, the Company had net operating loss carry-forwards for federal income tax purposes in the United States of $20,174,000 which, subject to I.R.S. review, will be available to offset future federal taxable income, if any, through 2011 and are subject to annual limitations in use due to the Company's equity issuances.

       The Company has provided a valuation allowance equal to the estimated future benefit to be derived from the net operating loss carry forward as it is more likely than not that the losses will not be utilized.

(15)   Pension Benefits
       ----------------


       Abraxsys, Inc. , has a 401(k) and contributes 25% of the employee's contribution up to 6% of the employee's salary. Abraxsys, Inc. recognized expenses related to its contribution to its 401(k) plan in the amount of $11,000.

       The employees of the Company's subsidiaries in the UK are entitled to receive additional compensation equivalent to 7% of their annual base salaries in lieu of any other pension provision by the Company. Expenses related to such additional compensation amount to approximately $710,000.

       Abraxsys Pte contributes to the Government of Singapore Central Provident Fund in respect of all employees. The rate paid during the year ended April 30, 1997, was 20% of the employees' gross compensation
                                       67


       subject to monthly maximum payments. Abraxsys Pte recognized expenses related to its pension contributions in the amount of $65,000.


(16)   Business and Credit Concentrations
       ----------------------------------


       Most of the Company's customers are located in Europe and in the countries of the former Soviet Union. No customers accounted for more than ten percent of the Company's revenues in the years ended April 30, 1997 and 1996.



















                                       68



(17)   Industry Segment and Geographic Information
       -------------------------------------------


       The Company operates in one principal industry segment; the design, production, sales and maintenance of computer systems and software together with the provision of associated services to international banking and financial institutions.

       The Company derived 91% and 88% of its gross revenues from its international subsidiaries, primarily in the UK in the years ended April 30, 1997 and 1996, respectively.

(18)   Commitments and Contingencies
       -----------------------------


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



                                     PART III
                                       69



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 9 with respect to the Company's directors and executive officers is as follows:
                                     POSITION(S) HELD
                                     ----------------

       NAME                AGE       WITH COMPANY           PERIOD
       ----                ---       ------------           ------



       Michael Awerbuch    39        Director               March 1996 to
                                                            January 1997

       Anthony J. Cataldo  46        President              December 1991 to
                                                            June 1994
                                     Chairman of the Board  June 1994 to
                                     & Chief Executive      July 1995
                                     Officer
                                     Director               November 1991 to
                                                            July 1995

       Michael J. Edison   52        President and Chief    February 1997 to
                                     Executive              present
                                     Director               February 1997 to
                                                            present

       Paul Ekon           38        Chief Executive        October 1995 to
                                     Officer                February 1997
                                     Director               October 1995 to
                                       70


                                                            present

       Patrick Huguenin    50        Chief Financial        April 1997 to
                                     Officer                present
                                     Director               April 1997 to
                                                            present

       Peter Morris        41        President              November 1995 to
                                                            March 1997
                                     Chief Operating        November 1995 to
                                     Officer                March 1997
                                     Director               November 1995 to
                                                            March 1997

       John Ridley         40        Director               March 1996 to
                                                            March 1997

       Peter Svennilson    35        Director               October 1994 to
                                                            November 1995
                                     Chairman of the Board  July 1995 to
                                                            November 1995
                                     Chief Executive        September to
                                     Officer                November 1995

       S. Keith Williams   47        President & Chief      July 1994 to
                                     Operating Officer      September 1995
                                     Director               November 1994 to
                                                            September 1995

                                       71



MICHAEL AWERBUCH served as a Director of the Company from March 1996 to January 1997. Mr. Awerbuch also served as a consultant to the Company during that period. From 1987 to 1992, Mr. Awerbuch worked as a broker with Kaplan and Stewart, Ltd. in Johannesburg, South Africa. From 1993 to 1994, Mr. Awerbuch worked as a broker with Taglich Brothers, D'Amadeo and Wagner & Co, Inc. in New York. From 1994 to 1996, Mr. Awerbuch served as Vice President for Sales of New World Technologies, Inc., a New York computer distribution and sales company. ANTHONY J. CATALDO, joined the Company as its President and a Director in November 1991. He served as Chairman of the Board and Chief Executive Officer from June 1994 to July 1995. From March 1986 to November 1991, Mr. Cataldo was President of Internet Systems Japan, a producer of software for financial institutions, where he was responsible for Japanese sales and marketing.
MICHAEL J. EDISON has served as a Director, Chief Executive Officer and President of the Company from February of 1997. Mr. Edison served as Chairman and Chief Executive Officer of the Edison Companies Inc. since 1991. Mr. Edison founded Insur USA in 1984 and served as its Chairman from 1984 to 1991. PAUL EKON was appointed a Director and Chief Executive of the Company in October of 1995. Mr. Ekon was engaged in various manufacturing and marketing businesses in South Africa since 1990.
PATRICK HUGUENIN has served as Chief Financial Officer and as Director from April of 1997. Mr. Huguenin served as Vice President for Finance and Administration and in various management positions with the Company since 1985. He holds a law degree and an Master of Business Administration.
PETER MORRIS served as a Director and as President and Chief Operating Officer of the Company from November of 1995 to March of 1997. Mr. Morris served as managing director of DESISCo, re-named MTi Trading Systems, from 1993 to
November 1995, and as director of sales of DESISCo from 1992 to 1993.   He
served as a Director and Chief Operating Officer for Security Pacific, Hoare
                                       72


Govett from 1990 to 1992, Chairman and Chief Executive Officer for Fulcrum Management Consultancy Plc, from 1987 to 1990, and Director and Chief Operating Officer for Shearson Lehman Brothers International, from 1982 to 1987.
JOHN RIDLEY held the positions of Systems Architect, Product Manager and Head of
Product Development for DESISCo, since renamed MTi Trading.   He served as a
Director of the Company from March of 1996 to March of 1997
PETER SVENNILSON served as Director of the Company from October 1994 to November 1995, as Chairman of the Board from July 1995 to November 1995 and as Chief Executive Officer from September to November 1995. From 1983 to 1993, Mr. Svennilson was an Associate Managing Director for Nomura International Plc. in London, England. From 1993 to the present, Mr. Svennilson served as a Managing Director of Stoneporch Limited, in London, England. Stoneporch Limited, under the trade name of Irongate, provides strategic advice to several US and European corporations. Mr. Svennilson is also a non-executive Director of Skandigen AB, a public Swedish biotechnology company.
S. KEITH WILLIAMS was appointed President and Chief Operating Officer in July of 1994, and a Director in November of 1994 and served in those capacities through September 1995. Mr. Williams was employed as General Manager of the Winter Partners subsidiaries for the five years preceding his employment with the Company.
Each of the directors of the Company has been elected for up to a one year term, expiring at the next annual meeting of the shareholders of the Company.
  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The Company has received a copy of reports on Form 5 filed by Messrs. Edison, Huguenin and Ekon, and has not received copies of any other Form 5 with respect to the fiscal year ended April 30, 1997 or any representations from any other officer or director or 10% shareholder of the Company, that any such Form 5 was not required to be filed. Accordingly, Messrs. Morris, Ridley, Awerbuch, as well as any other person who, at any time during such fiscal year, was a
                                       73


director, officer or beneficial owner of more than ten percent of the Company's Common Stock may not have filed, on a timely basis, reports required by Section 16(a) during the most recent fiscal year.



ITEM 10        EXECUTIVE COMPENSATION
The following table shows, for the years ended April 30, 1996, 1995 and 1994, the total cash compensation paid by the Company to its chief executive officers and most highly compensated executive officers.
  SUMMARY COMPENSATION TABLE

                  ANNUAL COMPENSATION       LONG-TERM COMPENSATION

NAME AND    FISCALSALARY   BONUS    OTHER   RESTRICTED  SECURITIES LTIP ALL
PRINCIPAL   YEAR  ($)      ($)      ANNUAL  STOCK       UNDERLYING PAY- OTHER
POSITION                            COMPEN- AWARD(S)    OPTIONS    OUT  COMP
                                    SATION  ($)         SARS       ($)  ENSA
                                    ($)                 (#)             TION




Anthony J.  1996  54,167   4,498                                        287,108
Cataldo,    1995  225,000  10,000   52,896              400,000
Chief
Executive
Officer,
President

                                       74


(1)

Michael J.  1997  68,400
Edison (2)

Paul Ekon   1997  90,598   0
(3)         1996  105,916           16,714

Peter       1997  338,434
Morris,     1996  252,650  108,000  0
President   1995  77,000   124,500
and Chief
Operating
Officer
(4)

Peter       1996  0        0        0
Svennilson  1995  0        0        0
Chairman,
Chief
Executive
Officer
and
Director

John        1997  164,941
Ridley

S. Keith    1996  100,104  0        16,114
                                       75


Williams,   1995  196,389  99,511   34,546
President
and Chief
Operating
Officer
(5)

(1) Effective December 31, 1991, Mr. Cataldo entered into an employment agreement with the Company to serve as its President. The term of the agreement expired on July 31, 1995, and was extended to July 31, 1997 by an Amendment and Extension Agreement dated August 1, 1994 (the "Amendment and Extension Agreement"). Under the terms of Mr. Cataldo's original employment contract, he received an annual salary of $150,000, plus a bonus equal to 2% of the Company's annual revenues as reported in the Company's annual report. Mr. Cataldo was also entitled to receive an expense allowance of $2,000 per month. Pursuant to his employment agreement, Mr. Cataldo also received options, to purchase 700,000 shares of Common Stock at $0.25 per share and options to purchase 700,000 Class C Warrants at $0.43 per warrant. The employment agreement provided that options to purchase 150,000, 200,000, 200,000 and 150,000 options of each type are to be exercisable as of December 31, 1991, 1992, 1993 and 1994, respectively. Mr. Cataldo received $12,500 for consulting services rendered in November and December of 1991. On September 22, 1993 and September 15, 1994, Mr. Cataldo exercised options to purchase 75,000 and 100,000 shares of Common Stock, respectively, at an exercise price of $.25 per share. Under the terms of the Amendment and Extension Agreement, Mr. Cataldo's contract was extended to August 1, 1997. He was entitled to a annual compensation of $250,000 and to an expense allowance of $25,000 per annum. He no longer received a bonus. In addition, the Amendment and Extension Agreement provided for the grant, each year, of options to purchase 400,000 common shares of the Company at $0.625 each.
                                       76


Effective July 13, 1995, Mr. Cataldo resigned as Chairman and Chief Executive Officer. By Separation Agreement and Release dated July 6 and 7, 1995 (the "Separation Agreement"), the Company agreed to pay Mr. Cataldo $300,000 in consulting fees in twelve $25,000 monthly installments, to be applied against fees for financial consulting services Mr. Cataldo may render to the Company;
in addition, the Company agreed to grant Mr. Cataldo a non-recourse, interest free $280,000 loan to purchase common shares of the Company; the loan is
secured by said common shares.   The Separation Agreement also provides that Mr.
Cataldo relinquishes all stock options and warrants granted to him under his employment agreements. By amendment to the Separation Agreement, Mr. Cataldo and the Company agreed to cancel the $280,000 non-recourse loan granted Cataldo and to retire the common shares subscribed by Cataldo and pledged to secure said loan. The Company further agreed to pay Mr. Cataldo $20,000 in addition to $105,000 previously paid to Cataldo under the Separation Agreement and to issue Mr. Cataldo 212,700 shares of common stock of the Company in full and final satisfaction of the Company's obligations to Mr. Cataldo.
(2) Effective December 18, 1996, Mr. Edison entered into an employment agreement with the Company to serve as its President and Chief Executive Officer. for a period ending December 18, 1999. Mr. Edison is entitled to a bas compensation of 10,000 British pounds per month, or approximately $195,000 per annum. In addition, Mr. Edison was granted 10,000,000 shares of common stock of the Company, in lieu of additional compensation. Mr. Edison is entitled to a performance bonus of (i) 5,000,000 shares of common stock of the Company in the event the market price of the Company's common stock closes at or above $0.25 for ten consecutive trading days, and (ii) 5,000,000 shares of common stock of the Company in the event the market price of the Company's common stock closes at or above $0.50 for ten consecutive trading days. The Company is obligated to register one half of the shares granted to Mr. Edison as soon as practical.

                                       77


Mr. Edison was granted options to purchase 15,000,000 shares common stock of the Company at $0.16. Such options shall vest as follows:
 .      5,000,000 when the Company achieves annual sales of $50,000,000 and
       $3,500,000 in pre-tax profits;
 .      5,000,000 when the Company achieves annual sales $100,000,000 and
       $7,000,000 in pre-tax profits; 5
 .      5,000,000 when the Company achieves annual sales of $150,000,000 and
       $10,000,000 in pre-tax profits;
(3) Mr. Ekon serves as the Company's Chief Executive Officer. His base salary is 60,000 British Pounds per year or approximately $93,000. Mr. Ekon is also entitled to a car allowance of 6,000 British Pounds per year, or approximately $9,300. Mr. Ekon's contract was terminated effective September 30, 1996 by
agreement between Mr. Ekon and the Company.   Mr. Ekon served as Chief Executive
Officer through February, 1997 and continues to serve as a Director of the Company.
(4) Effective January 20, 1995, Mr. Morris entered into an employment agreement with the Company to serve as Managing Director of its wholly owned subsidiary, MTi Trading Systems. Under the terms his employment contract, Mr. Morris was entitled to an annual base salary of 150,000 British Pounds or approximately $230,000 and to a stock option equivalent to half of one percent of the Company's registered shares, plus a 50,000 British Pounds or approximately $77,500 sign on bonus. Subsequent to Mr. Morris' appointment as the Company's President and Chief Operating Officer, the Company agreed to raise Mr. Morris' base salary to 200,000 British Pounds or approximately $310,000 and to grant Mr. Morris a 100,000 British Pound or approximately $155,000 bonus and a 50,000 British Pounds or approximately $77,500 success bonus on completion of the MDIS Acquisition, in exchange for unpaid sign on bonus plus cancellation of his stock options. The MDIS Acquisition was closed on March 1, 1996. Mr. Morris is also entitled to the use of a company car at a cost of 7,500 British Pounds or
                                       78


approximately $11,000. Mr. Morris' employment contract can be terminated by either party on a one year notice. Mr. Morris resigned as a director and as an officer of the Company effective April 1, 1997. The Company agreed to pay Mr. Morris 63,941.99 British pounds as full and final settlement under his employment agreement.
(5) On July 12, 1994, Mr. Williams entered into an employment agreement with the Company which was due to terminate on May 31, 1997, providing for a minimum base salary of 155,000 British pounds per annum, or approximately $248,000. Mr. Williams resigned on September 25, 1995.
  OPTION GRANTS IN LAST FISCAL YEAR
The Company granted options to purchase 15,000,000 common shares to Mr. Edison and options to purchase 750,000 common shares to Mr. Huguenin. These options will vest as follows:

 .      One third when the Company achieves annual sales of $50,000,000 and
       $3,500,000 in pre-tax profits;
 .      One third when the Company achieves annual sales $100,000,000 and
       $7,000,000 in pre-tax profits;
 .      One third when the Company achieves annual sales of $150,000,000 and
       $10,000,000 in pre-tax profits;
No options or SAR's were exercised by officers or directors of the Company during the year ended April 30, 1997.
The Company does not have Long-Term incentive plans.
Other than health, life and 401(k) plan benefits available to all employees, and the stock option plans described below which the Company may determine to pay to officers and/or employees, the Company does not currently have in effect any pension, profit sharing or other employee benefit plans.
The Company does not have a Directors and Officers liability insurance policy in force.
                                       79


  COMPENSATION OF DIRECTORS
The Company pays $5,000 per year to non-employee directors and reimburses them for travel and lodging expenses incurred in connection with their services in that capacity.
In addition, Mr. Guazzoni, a Director of the Company from February 1994 to March 1996, was granted 50,000 warrants exercisable at $0.01 from July 15, 1996 to January 15, 1997 as additional compensation for his services as a Director of the Company. He exercised these warrants.
  QUALIFIED INCENTIVE STOCK OPTION PLAN
On April 20, 1990 the shareholders of the Company approved a qualified incentive stock option plan (the "QISOP"). The QISOP provides for the granting of options, at the Board of Directors' discretion, to purchase up to an aggregate of 1,000,000 shares of Common Stock to eligible employees at an exercise price determinable at the discretion of the Option Committee (the "Committee") as appointed by the Company's Board of Directors but no less than 85% of the market
value of the common stock on the date the option is granted.   Options may be
granted to all salaried employees of the Company and its subsidiaries. Options granted under the QISOP are exercisable according to a vesting schedule which is determined by the Committee. Subject to the provisions of the Options Plan with respect to death and termination, the maximum period each option may be exercised shall be fixed by the committee at the time the option is granted, but shall not exceed five years. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the QISOP from 1,000,000 to 8,000,000, at $0.01 par value.
As of April 30, 1997, there were outstanding options to purchase a total of 1,428 shares, at an average exercise price of $7.00, under the QISOP.


  KEY EXECUTIVE STOCK BONUS GRANT
                                       80


Concurrently with the approval of the QISOP, the shareholders of the Company approved a Key Executive Stock Bonus Grant Plan (the "Bonus Plan") for key executives. The Bonus Plan provides for the issuance of up to an aggregate of 100,000 shares of Common Stock to officers or key employees of the Company for little or no consideration. The grants require the approval of the Board of Directors. Qualification criteria are established by the Board of Directors and are based on the Key Executive's potential and dedication to the Company. The grants are subject to a two year vesting period and terminate if the executive's employment with the Company terminates during the vesting period.
As of the fiscal year ended April 30, 1997, there were no outstanding grants under the Bonus Plan.
  NON QUALIFIED STOCK OPTION PLAN FOR KEY EMPLOYEES
The shareholders of the Company approved a non qualified stock option plan for key employees(the "NSOPKEY") on April 20, 1990. The NSOPKEY provides for the granting of options to purchase up to an aggregate of 1,000,000 shares of Common Stock to key employees of the Company, with an exercise price determined by an option committee at the time of grant. No part of any option granted under the NSOPKEY will be exercisable more than five years after the date of grant. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the NSOPKEY from 1,000,000 to 10,000,000, at $0.01 par value.
As of the fiscal year ended April 30, 1997, there were no outstanding options under the NSOPKEY.
  NON QUALIFIED STOCK OPTION PLAN FOR DIRECTORS, OFFICERS AND CONSULTANTS
The shareholders of the Company approved a non qualified stock option plan for Directors, Officers and Consultants (the "NSOPDOC") on April 20, 1990. The NSOPDOC provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of Common Stock to consultants and non-employee directors of the Company. No part of any option granted under the NSOPDOC will be
                                       81


exercisable more than five years after the date of grant. On April 28, 1995, the shareholders of the Company approved an increase in the number of stock options under the NSOPDOC from 2,000,000 to 15,000,000, at $0.01 par value.
As of the fiscal year ended April 30, 1997, there were no outstanding options under the NSOPDOC.
  401(K) PLAN AND OTHER PENSION PLANS
MTi Abraxsys Systems, Inc., a wholly owned subsidiary of the Company, has a 401(k) savings plan for its employees. MTi Abraxsys Systems, Inc. contributes 25% of the employee's contribution, up to 25% of 6% of the employee's salary. The employees of the Company's subsidiaries in the UK are entitled to receive additional compensation equivalent to 7% of their annual base salaries in lieu of any other pension provision by the Company.
The Company's Singapore subsidiary contributes to the Government of Singapore Central Provident Fund in respect to all employees matching employee contributions, currently 8.75% of the employees' gross compensation.
All officers have executed non-compete agreements which provide that the individual will not compete with the Company during employment or for a period of one year following termination.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of July 31, 1997, certain information regarding beneficial ownership of Common Stock (i) by each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock,
(ii) by each of the directors and executive officers of the Company and (iii) by all directors and executive officers of the Company as a group. Ownership is expressed in post May 15, 1995 split shares:

                                       82


Name and Address of           Amount and Nature of        Percent of
Beneficial Holder or          Beneficial Ownership        Class
Identity of Group             Common stock                Common Stock(1)

Michael Awerbuch              0                           0
216 Seventh Avenue, # 4A
New York, NY 10011

Anthony J. Cataldo            212,985                     0.2%
63 North East Village Rd
Concord, NH 03301


Paul Ekon                     35,714                      0.0%
22 Wellington Garden
Hampstead
London NW3

Michael J. Edison             10,000,000 (2)              7.2%
3540 W Sahara, Suite 469
Las Vegas, Nevada 89102

Patrick Huguenin              500,000 (3)                 0.4%
319 East 78th Street, Apt 2A
New York, NY 10021

Peter Morris                  0(4)                        0
Shottley Hall
Church Walk
                                       83


Shottley
United Kingdom


John Ridley                   0 (5)                       0
117 Highfield Way
Rickmansworth
Hertfordshire
WD3 2TL
England

Peter Svennilson              0                           0
12 Old Bond Street
London, England

S. Keith Williams             0                           0
18 Broomfield Road
Oxshott, Surrey
     England

All Officers and Directors as 10,748,699                  7.72%
a Group (9 persons)

(1) Based on an aggregate of post May 15, 1995 split shares of Common Stock ("Shares") outstanding as of August 8, 1997 of 139,203,435.
(2) Excluding options to purchase 15,000,000 common shares of the Company, not vested as of April 30, 1997.
(3) Excluding options to purchase 750,000 common shares of the Company, not vested as of April 30, 1997.
                                       84


(4) Excluding shares issuable on conversion of $310,000 of Series SA convertible debenture held by Mr. Morris. See Note 11 to the Financial Statements for conversion terms.
(5) Excluding shares issuable on conversion of $7,750 of Series SA convertible debenture subscribed by Mr. Ridley. See Note 11 to the Financial Statements for conversion terms.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PETER J. MORRIS

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

                                       85



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
  (a)     The following documents are filed as part of this report:
     1.   Financial Statements Page No.

    Independent Auditors' Report           25
    Consolidated Balance Sheet             27
    Consolidated Statements of             28
    Stockholder's Equity
    Consolidated Statements of Operations  29
    Consolidated Statements of Cash Flows  30
    Notes to Consolidated Financial        32
    Statements


     2.   Exhibits

     Exhibit Number
     --------------


       3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 4 on Form 8 to Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, filed with the Commission on February 24, 1993 ("Amendment No. 4")).
       3.2 Form of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-25528) filed with the Commission on November 15,

                                       86


                 1988).
       3.3 Certificate of Amendment to Certificate of Incorporation, dated May, 1995.
       3.4       By-Laws of the Registrant (incorporated by reference to
                 Exhibit 3.5 to the Registrant's Registration Statement on Form S-18 (File No. 33-10342-NY) dated May 13, 1987 (the "Form S-18")).
       3.5       By-Laws of  the Registrant, as amended.
       10.1 Form of Warrant Agreement dated May 21, 1987 between the Company, D.H. Blair & Co., Inc. and American Stock Transfer & Trust Company (incorporated by reference to
                 Exhibit 10.4 to the Form S-18).
       10.2 Class C Warrant Agreement dated as of February 28, 1992 among the Company, D.H. Blair & Co., Inc. and American Stock Transfer & Trust Company (the "Class C Warrant Agreement") (incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated March 11, 1992 (the "March 11 8-K")).
       10.3 Amendment dated as of July 20, 1992 to the Class C Warrant Agreement (incorporated by reference to Exhibit C to the Registrant's Current Report on Form 8-K dated July 24, 1992 (the "July 24 8-K")).
       10.4 Amendment dated as of August 24, 1992 to the Class C Warrant Agreement (incorporated by reference to Exhibit
                 10.4 to Amendment No. 4).
       10.5 Amendment dated as of December 11, 1992 to the Class C Warrant Agreement (incorporated by reference to Exhibit
                 10.5 to Amendment No. 4).
       10.5.1    Amendment dated as of February 22, 1993 to the Class
                                       87


                 Warrant Agreement (incorporated by reference to Exhibit
                 10.5.1 to the Registrant's Current Report on Form 8-K dated February 22, 1993).
       10.5.2 Form of Underwriting Agreement dated May 14, 1987 between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Form S-18).
       10.5.3 Form of Agency Agreement dated February 6, 1993 between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit A to the March 11 8-K).
       10.6      Form of Subordinated Convertible Note (incorporated by
                 reference to Exhibit B to the March 11 8-K).
       10.6.1    Unit Purchase Option dated January 28, 1992 made by the
                 Company to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit 10.6.1 to Amendment No. 5 on Form 8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1992, filed with the Commission on April 5, 1993 ("Amendment No. 5")).
       10.7 8% Subordinated Mortgage Note dated April 28, 1989 made by the Company to D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit B to the Registrant's Current Report on Form 8-K dated May 2, 1989 (the "May 2 8-K")).
       10.8 Amendment No. 1 to the 8% Subordinated Mortgage Note held by D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit E to the March 11 8-K).
       10.9 Security Agreement and Chattel Mortgage between the Company and D.H. Blair & Co., Inc. (incorporated by reference to Exhibit A to the May 2 8-K).
       10.10 Assignment of Software Codes as Security for Subordinated Mortgage Note made by the Company to D.H. Blair & Co.,
                                       88


                 Inc. (incorporated by reference to Exhibit C to the May 2
                 8-K).
       10.11 Pledge Agreement made by Barrington J. Fludgate to D.H. Blair & Co., Inc. (incorporated by reference to Exhibit D to the May 2 8-K).
       10.12 Promissory Note dated February 7, 1992 made by the Company to D.H. Blair Holdings, Inc., as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 4).
       10.13 Loan Agreement dated May 26, 1992 between the Company and D.H. Blair Investment Banking Corp. (incorporated by reference to Exhibit A to the Company's Current Report on
                 Form 8-K dated May 26, 1992 (the "May 26 8-K")).
       10.14     Promissory Note dated May 26, 1992 made by the Company to
                 D.H. Blair Investment Banking Corp., as amended
                 (incorporated by reference to Exhibit 10.14 to Amendment
                 No. 4).
       10.15 Letter Agreement dated December 31, 1992 between D.H. Blair Investment Banking Corp. and the Company (incorporated by reference to Exhibit 10.15 to Amendment No. 4).
       10.16 Letter Agreement dated December 3, 1991 between the Company and ABN/AMRO Bank N.V. ("ABN") (incorporated by reference to Exhibit 10.16 to Amendment No. 4).
       10.17 Promissory Note dated December 13, 1991 made by the Company to ABN (incorporated by reference to Exhibit
                 10.17 to Amendment No. 4).
       10.18 General Liability Agreement dated November 27, 1991 between the Company and ABN, with attached Guaranty dated
                                       89


                 November 27, 1991 given by Barrington J. Fludgate to ABN (incorporated by reference to Exhibit 10.18 to Amendment No. 4).
       10.19 Security Agreement dated November 27, 1991 between the Company and ABN (incorporated by reference to Exhibit
                 10.19 to Amendment No. 4).
       10.20 Corporate Guarantee dated November 26, 1991 from Management Technologies Financial Consultants Pty. to ABN (incorporated by reference to Exhibit 10.20 to Amendment No. 4).
       10.21 Corporate Guarantee dated November 26, 1991 from Management Technologies Trade Services, Inc. to ABN (incorporated by reference to Exhibit 10.21 to Amendment No. 4).
       10.22 Purchase Agreement dated as of July 17, 1992 between the Company and Michael Bollag, as amended (incorporated by reference to Exhibit A to the July 24 8-K and Exhibit D to the September 17 8-K).
       10.23 Registration Rights Agreement dated as of July 23, 1992 between the Company and Michael Bollag (incorporated by reference to Exhibit B to the July 24 8-K).
       10.24 Purchase Agreement dated as of September 15, 1992 among the Company, Michael Bollag, Naomi Bollag and William Karon (incorporated by reference to Exhibit B to the September 17 8-K).
       10.25 Registration Rights Agreement dated as of September 5, 1992 among the Company, Michael Bollag, Naomi Bollag and William Karon (incorporated by reference to Exhibit B to the September 17 8-K).
                                       90


       10.26 Purchase Agreement dated as of October 6, 1992 between the Company and S. Sungyull Koo (incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-3, Registration Nos. 33-25528 and 33-52074).
       10.27 Subscription Agreement dated as of December 14, 1992 between the Company and Robert Trump (incorporated by reference to Exhibit 10.27 to Amendment No. 4).
       10.28     Purchase Agreement dated as of December 18, 1992 between
                 the Company and Clarion Capital (incorporated by
                 reference to Exhibit 10.28 to Amendment No. 4).
       10.29 Software Distribution License Agreement dated May 28, 1991 between the Company and Global Financial Systems Inc. (the "Distribution Agreement"), as amended (incorporated by reference to Exhibit 10.29 to Amendment No. 4).
       10.30 Software Development and Marketing Agreement dated December 23, 1992 between the Company and Hewlett Packard Company (incorporated by reference to Exhibit 10.30 to Amendment No. 5).
       10.31 Employment Agreement dated December 31, 1991 between the Company and Anthony Cataldo (incorporated by reference to Exhibit F to the Company's Current Report on Form 8-K dated March 11, 1992 (the "March 11 8-K")).
       10.32 Employment Agreement dated December 31, 1991 between the Company and Clifford Brune (incorporated by reference to Exhibit G to the March 11 8-K).
       10.33 Employment Agreement dated April 30, 1992 between the Company and Barrington Fludgate (incorporated by
                                       91


                 reference to Exhibit A to the Company's Current Report on Form 8-K dated May 13, 1992).
       10.34 Employment Agreement dated October 31, 1992 between the Company and Mark Blundell (incorporated by reference to
                 Exhibit 10.34 to Amendment No. 4).
       10.35 Severance Agreement dated June 15, 1992 between the Company and Peter Lore (incorporated by reference to Exhibit B to the May 26 8-K).
       10.36 Agreement dated January 1993 between the Company and Blundell & Associates, Inc., as supplemented (incorporated by reference to Exhibit 10.36 to Amendment No. 4).
       10.37 Incentive Stock Option Plans (incorporated by reference to Exhibit 10.37 to Amendment No. 4).
       10.38 Lease for the Company's premises at One Penn Plaza, New York, New York (incorporated by reference to Exhibit 10.4 to the Form S-18).
       10.39 Lease Termination Agreement dated February 3, 1993 by and between the Company and Delta Airlines (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 26, 1993 (the "February 26 8-K")).
       10.40 Agreement of Sublease dated February 26, 1993 between BT North America, Inc. and the Company (incorporated by reference to Exhibit 2 to the February 26 8-K).
       10.41 Subscription Agreement dated as of February 22, 1993 between the Company and D.H. Blair Holdings, Inc. (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated February 22, 1993).
                                       92


       10.42 Irrevocable Voting Proxy dated February 23, 1993 from D.H. Blair Investment Banking Corp. in favor of Anthony
                 J. Cataldo (incorporated by reference to Exhibit 1 to the February 26 8-K).
       10.43 Mutual Release and Hold Harmless Agreement dated January 19, 1993 between MCN-CSI Computer Services, Inc. and the Company (incorporated by reference to 10.43 to Amendment No. 5).
       10.44 Subscription Agreement dated April 26, 993, between Robert S. Trump and the Company (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated April 30, 1993 (the "April 30 8-K")).
       10.45 Letter Agreement dated April 36, 1993, between Robert S. Trump and the Company dated April 26, 1993 (incorporated by reference to Exhibit B to the April 30 8-K).
       10.46 Letter Agreement dated April 26, 1993 between Gerald Franz and the Company (incorporated by reference to Exhibit C to the April 30 8-K).
       10.47 Escrow Agreement dated April 26, 1993 among Gerald Franz, Baratta & Goldstein, as escrow agent, and the Company (incorporated be reference to Exhibit D to the April 30 8-K).
       10.48 Letter Agreement dated April 26, 1993 between Gerald Franz and the Company (incorporated by reference to Exhibit E to the April 30 8-K).
       10.49 Letter Agreement dated April 26, 1993 between Gerald Franz and the Company (incorporated by reference to Exhibit F to the Company's April 30 8-K).
       10.50     $50,000 Convertible Note executed by the Company in favor
                                       93


                 of Gerald Franz dated April 26, 1993 (incorporated by reference to Exhibit G to the Company's April 30 8-K).
       10.51 Letter Agreement dated August 13, 1993 between Sharon S. Merrill and the Company (incorporated be reference to Exhibit A to the July 29, 1993 8-K).
       10.52 Subscription Agreement dated July 30, 1993 between D.H. Blair Holdings, Inc. and the Company (incorporated by reference to Exhibit A to the August 6, 1993 8-K).
       10.53 Subscription Agreement dated August 6, 1993 between Bruno Guazzoni and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
       10.54 Subscription Agreement dated August 9, 1993 between Duncan Robertson and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
       10.55 Subscription Agreement dated August 9, 1993 between Caisse Centrale des Banques Populaires and the Company (incorporated by reference to Exhibit B to the Company's August 25, 1993 8-K).
       10.56 Stock Purchase Agreement dated July 29, 1993 among the MTI Merken Corporation, Sharon F. Merrill and the Company (incorporated by reference to Exhibit A to the Company's September 16, 1993 8-K).
       10.57 Agreement dated August 30, 1993 between Mark Blundell Associates, Inc. and New Paradigm Software Corp. (incorporated by reference to Exhibit 1 to the Company's November 30, 1993 8-K).
       10.58 Agreement dated August 25, 1993 between New Paradigm Software Corp. and the Company (incorporated by reference
                                       94


                 to Exhibit 2 to the Company's November 30, 1993 8-K).
       10.59 Agreement dated August 25, 1993 between New Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 3 to the Company's November 30, 1993 8-K).
       10.60 Proxy dated November 19, 1993 by the Company (incorporated by reference to Exhibit 4 to the Company's November 30, 1993 8-K).
       10.61 Letter Agreement dated November 19, 1993 between New Paradigm Software Corp. and the Company (incorporated by reference to Exhibit 5 to the Company's November 30, 1993 8-K).
       10.62 Heads of Agreement dated February 10, 1994 between Winter Partners Holding A.G. and the Company (incorporated by reference to Exhibit 2 to the Company's February 7, 1994 8-K).
       10.63 Subscription Agreement dated July 8, 1994 between Edelson Partners III and the Company (incorporated by reference to Exhibit A to the Company's July 12, 1994 8-K).
       10.64 Employment Agreement dated July 12, 1994 between Keith Williams and the Company (incorporated by reference to
                 Exhibit 2 to the Company's July 13, 1994 8-K).
       10.65     Purchase and Sale Agreement dated July 13, 1994 between
                 Winter Partners Holding A.G. and the Company
                 (incorporated by reference to Exhibit 1 to the Company's July 13, 1994 8-K).
       10.66 Purchase of Stock Agreement dated July 11, 1994 between Robert Trump and the Company (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
       10.67     Amendment to Option Agreement dated July 11, 1994 between
                                       95


                 Robert Trump and the Company (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
       10.68 Secured Promissory Note in favor of Midland Associates dated July 11, 1994 (incorporated by reference to Exhibit C to the Company's July 13, 1994 8-K).
       10.69 Pledge Agreement and Corporate Guarantees dated July 11, 1994 between Midland Associates and the Company (incorporated by reference to Exhibit D to the Company's July 13, 1994 8-K).
       10.70 Common Stock Purchase Warrant dated July 11, 1994 (incorporated by reference to Exhibit E to the Company's July 13, 1994 8-K).
       10.71 Promissory Note by the Company in favor if FINMANAGEMENT dated July 7, 1994 (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-K).
       10.72 Common Stock Purchase Warrant (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
       10.73 Agreement pursuant to Regulation "S" dated July 8, 1994 between Wellbourne Trust and the Company (incorporated by reference to Exhibit A to the Company's July 13, 1994 8-
                 K).
       10.74 Common Stock Purchase Warrant (incorporated by reference to Exhibit B to the Company's July 13, 1994 8-K).
       10.75 Promissory Note by the Company in favor if Edelson Technology Partners III dated July 25, 1994 (incorporated by reference to Exhibit 1 to the Company's July 27, 1994 8-K).
       10.76 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated March 3rd, 1994 (incorporated by
                                       96


                 reference to Exhibit 2 to the Company's July 25, 1994 8-
                 K).
       10.77 Offshore Subscription Agreement between COUTTS & Co and the Company dated March 10, 1994 (incorporated by reference to Exhibit 3 to the Company's July 25, 1994 8-
                 K).
       10.78 Offshore Subscription Agreement between Caisse Centrale des Banques Populaires and the Company dated March 10, 1994 (incorporated by reference to Exhibit 4 to the Company's July 25, 1994 8-K).
       10.79 Letter Subscription Agreement between Edelson Technology Partners III and the Company dated August 23, 1994 (incorporated by reference to Exhibit 1 to the Company's August 23, 1994 8-K).
       10.80 Offshore Subscription Agreement between Credit Suisse (Hong Kong) and the Company dated September 9, 1994 (incorporated by reference to Exhibit 1 to the Company's September 13, 1994 8-K).
       10.81 Letter Agreement between Metrend Limited and the Company dated September 16, 1994 (incorporated by reference to
                 Exhibit 2 to the Company's September 13, 1994 8-K).
       10.82 Agreement between NPSC and the Company dated September 6, 1994 (incorporated by reference to Exhibit 1 to the Company's September 6, 1994 8-K).
       10.83 Form of Subordinated Promissory Note by NPSC (incorporated by reference to Exhibit 2 to the Company's September 6, 1994 8-K).
       10.84 Offshore Subscription Agreement between Credit Suisse (Hong Kong) and the Company dated October 5, 1994
                                       97


                 (incorporated by reference to Exhibit 1 to the Company's October 5, 1994 8-K).
       10.85 Offshore Subscription Agreement between Roberto Jimenez Collie and the Company dated October 11, 1994 (incorporated by reference to Exhibit 1 to the Company's October 11, 1994 8-K).
       10.86 Offshore Subscription Agreement between Toteam Ltd Inc. and the Company dated October 11, 1994 (incorporated by reference to Exhibit 2 to the Company's October 11, 1994 8-K).
       10.87 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated October 11, 1994 (incorporated by reference to Exhibit 3 to the Company's October 11, 1994 8-K).
       10.88 Offshore Subscription Agreement between Wellbourne Trust and the Company dated November 1, 1994 (incorporated by reference to Exhibit A to the Company's November 3, 1994 8-K).
       10.89 Offshore Subscription Agreement between Toteam Ltd., Inc. and the Company dated July 15, 1993 (incorporated by reference to Exhibit 1 to the Company's November 4, 1994 8-K).
       10.90 Offshore Subscription Agreement between Toteam Ltd., Inc. and the Company dated June 3rd, 1993 (incorporated by reference to Exhibit 1 to the Company's November 4, 1994 8-K).
       10.91 Offshore Subscription Agreement between Roberto Jimenez Collie and the Company dated June 7, 1993 (incorporated by reference to Exhibit 2 to the Company's November 4,
                                       98


                 1994 8-K).
       10.92 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated November 1, 1994 (incorporated by reference to Exhibit 3 to the Company's November 4, 1994 8-K).
       10.93 Offshore Subscription Agreement between Bruno Guazzoni and the Company dated June 10, 1993 (incorporated by reference to Exhibit 3 to the Company's November 4, 1994 8-K).
       10.94 Agreement between M.H. Meyerson & Co. and the Company dated December 7, 1994 (incorporated by reference to
                 Exhibit 1 to the Company's December 7, 1994 8-K).
       10.95 Heads of Agreement between Digital Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd. and the Company dated December 12, 1994 (incorporated by reference to Exhibit 3 to the Company's December 12, 1994 8-K).
       10.96 Stock Purchase and Sale Agreement between Digital Equipment International Limited, Digital Equipment International bv, Digital Equipment (Holdings) bv, and Digital Equipment Co. Ltd., MTi Holding and the Company dated December 22, 1994 (incorporated by reference to
                 Exhibit 1 to the Company's December 22, 1994 8-K).
       10.97 Assignment of Secured Loan between Digital Equipment Co. Ltd., MTi Holding and the Company dated December 22, 1994 (incorporated by reference to Exhibit 2 to the Company's December 22, 1994 8-K).
       10.98     Letter Agreement between Midland Associates and the
                                       99


                 Company dated January 23, 1995 (incorporated by reference to Exhibit 1 to the Company's February 16, 1995 8-K).
       10.99 Letter Agreement between Digital Equipment Co. Ltd, MTi Holding and the Company dated March 2nd, 1995 (incorporated by reference to Exhibit 3 to the Company's March 10, 1995 8-K/A).
       10.100 Offshore Subscription Agreement between Wellbourne Trust and the Company dated February 23, 1995 (incorporated by reference to Exhibit 1 to the Company's February 28, 1995 8-K).
       10.101 Promissory Note in favor of Howard Schraub dated February 17, 1995 (incorporated by reference to Exhibit 1 to the Company's March 10, 1995 8-K).
       10.102 Letter Agreement between Howard Schraub and the Company dated February 17, 1995 (incorporated by reference to
                 Exhibit 2 to the Company's March 10, 1995 8-K).
       10.103 Non-qualified Stock Option Agreement between Howard Schraub and the Company (incorporated by reference to
                 Exhibit 3 to the Company's March 10, 1995 8-K).
       10.104 Non-qualified Stock Option Agreement between Howard Schraub and the Company (incorporated by reference to
                 Exhibit 4 to the Company's March 10, 1995 8-K).
       10.105 Promissory Note in favor of Bruno Guazzoni dated January 5, 1995 (incorporated by reference to Exhibit 5 to the Company's March 10, 1995 8-K).
       10.106 Offshore Subscription Agreement between Wellbourne Trust and the Company dated February 23, 1995 (incorporated by reference to Exhibit 1 to the Company's March 28, 1995 8-
                 K).
                                      100


       10.107 Offshore Subscription Agreement between Parkland Limited and the Company dated April 4th, 1995 (incorporated by reference to Exhibit 1 to the Company's May 3rd, 1995 8-
                 K).
       10.108 Offshore Subscription Agreement between Hillside Industries, Inc. and the Company dated May 25, 1995 (incorporated by reference to Exhibit 1 to the Company's May 23, 1995 8-K).
       10.108 Offshore Subscription Agreement between Hillside Industries, Inc. and the Company dated May 25, 1995 (incorporated by reference to Exhibit 2 to the Company's May 23, 1995 8-K).
       10.109 Separation Agreement and Release between Anthony J. Cataldo and the Company dated July 6 and 7, 1995 (incorporated by reference to exhibit (a) to the Company's August 9, 1995 8-K)
       10.110 Pledge-Escrow Agreement between Anthony J. Cataldo and the Company (incorporated by reference to exhibit (c) to the Company's August 9, 1995 8-K)
       10.111 Non-recourse Promissory Note by Anthony J. Cataldo date July 17, 1995 (incorporated by reference to exhibit (b) to the Company's August 9, 1995 8-K)
       10.112 Settlement Agreement by and between the Company and MCI dated August 31, 1995 (incorporated by reference to exhibit 10.112 to the Company's August 31, 1995 8-K)
       10.113 Settlement Agreement by and between the Company and Midland Associates dated September 13, 1995 (incorporated by reference to exhibit 10.113 to the Company's September 29, 1995 8-K)
                                      101


       10.115. Copy of Letter Agreement dated December 15, 1995 with Israel Trading Fund, Ltd. and Select Capital Advisors, Inc. (incorporated by reference to exhibit 10.115 to the Company's March 14, 1996 8-K)
       10.116. Copy of Letter Agreement dated December 22, 1995 with Israel Trading Fund, Ltd. and Select Capital Advisors, Inc. (incorporated by reference to exhibit 10.116 to the Company's March 14, 1996 8-K)
       10.117 Copy of Agreement For Consulting Services with Barrocas and Behzadi Investments dated November 27, 1995. (incorporated by reference to exhibit 10.117 to the Company's March 14, 1996 8-K)
       10.118 Copy of 9% Convertible A Debenture issued to Torah Vachesed Lezra Vesad dated December 19, 1995. (incorporated by reference to exhibit 10.118 to the Company's March 14, 1996 8-K)
       10.119 Copy of Escrow Agreement with Barry B. Globerman, dated December 20, 1995. (incorporated by reference to exhibit
                 10.119 to the Company's March 14, 1996 8-K)
       10.120 Copy of a Treasury Order dated December 20, 1995. (incorporated by reference to exhibit 10.120 to the Company's March 14, 1996 8-K)
       10.121 Copy of an Offshore Securities Subscription Agreement with Torah Vachesed Lezra Vesad dated December 20, 1995. (incorporated by reference to exhibit 10.121 to the Company's March 14, 1996 8-K)
       10.122 Copy of 9% Convertible A Debenture issued to Schulamit Pritzker dated December 19, 1995. (incorporated by reference to exhibit 10.122 to the Company's March 14,
                                      102


                 1996 8-K)
       10.123 Copy of Escrow Agreement with Barry B. Globerman, dated December 20, 1995. (incorporated by reference to exhibit
                 10.123 to the Company's March 14, 1996 8-K)
       10.124 Copy of a Treasury Order dated December 20, 1995. (incorporated by reference to exhibit 10.124 to the Company's March 14, 1996 8-K)
       10.125 Copy of an Offshore Securities Subscription Agreement with Schulamit Pritzker dated December 20, 1995 (incorporated by reference to exhibit 10.125 to the Company's March 14, 1996 8-K)
       10.126 Copy of 9% Convertible A Debenture issued to Aaron Meyer Gee dated December 22, 1995. (incorporated by reference to exhibit 10.126 to the Company's March 14, 1996 8-K)
       10.127 Copy of Escrow Agreement with Barry B. Globerman, dated December 22, 1995. (incorporated by reference to exhibit
                 10.127 to the Company's March 14, 1996 8-K)
       10.128 Copy of a Treasury Order dated December 20, 1995. (incorporated by reference to exhibit 10.128 to the Company's March 14, 1996 8-K)
       10.129 Copy of an Offshore Securities Subscription Agreement with Aaron Meyer Gee dated December 22, 1995 (incorporated by reference to exhibit 10.129 to the Company's March 14, 1996 8-K)
       10.130 Copy of 9% Convertible A Debenture issued to Dovasar S.A., dated December 29, 1995. (incorporated by reference to exhibit 10.130 to the Company's March 14, 1996 8-K)
       10.131 Copy of Escrow Agreement with Barry B. Globerman, dated December 29, 1995. (incorporated by reference to exhibit
                                      103


                 10.131 to the Company's March 14, 1996 8-K)
       10.132 Copy of a Treasury Order dated December 29, 1995. (incorporated by reference to exhibit 10.132 to the Company's March 14, 1996 8-K)
       10.133 Copy of an Offshore Securities Subscription Agreement with Dovasar S.A. dated December 29, 1995 (incorporated by reference to exhibit 10.133 to the Company's March 14, 1996 8-K)
       10.134 Copy of 9% Convertible A Debenture issued to Chava Fischman, dated December 29, 1995. (incorporated by reference to exhibit 10.133 to the Company's March 14, 1996 8-K)
       10.135 Copy of Escrow Agreement with Barry B. Globerman, dated December 29, 1995. (incorporated by reference to exhibit
                 10.135 to the Company's March 14, 1996 8-K)
       10.136 Copy of a Treasury Order dated December 29, 1995. (incorporated by reference to exhibit 10.136 to the Company's March 14, 1996 8-K)
       10.137 Copy of an Offshore Securities Subscription Agreement with Shava Fischman dated December 29, 1995
                 (incorporated by reference to exhibit 10.137 to the Company's March 14, 1996 8-K)
       10.138 Copy of 9% Convertible B Debenture issued to Henry Zieleniec, dated January 25, 1996. (incorporated by reference to exhibit 10.138 to the Company's March 14, 1996 8-K)
       10.139 Copy of Escrow Agreement with Barry B. Globerman, dated January 25, 1996. (incorporated by reference to exhibit
                 10.139 to the Company's March 14, 1996 8-K)
                                      104


       10.140 Copy of a Treasury Order dated January 25, 1996. (incorporated by reference to exhibit 10.140 to the Company's March 14, 1996 8-K)
       10.141 Copy of an Offshore Securities Subscription Agreement with Henry Zieleniec dated January 25, 1996. (incorporated by reference to exhibit 10.141 to the Company's March 14, 1996 8-K)
       10.142 Copy of 9% Convertible B Debenture issued to Raphael Lapidus, dated January 29, 1996. (incorporated by reference to exhibit 10.142 to the Company's March 14, 1996 8-K)
       10.143 Copy of Escrow Agreement with Barry B. Globerman, dated January 29, 1996. (incorporated by reference to exhibit
                 10.143 to the Company's March 14, 1996 8-K)
       10.144 Copy of a Treasury Order dated January 29, 1996. (incorporated by reference to exhibit 10.144 to the Company's March 14, 1996 8-K)
       10.145 Copy of an Offshore Securities Subscription Agreement with Raphael Lapidus dated January 29, 1996. (incorporated by reference to exhibit 10.145 to the Company's March 14, 1996 8-K)
       10.146 Copy of 9% Convertible B Debenture issued to Miriam Herzel, dated January 29, 1996. (incorporated by reference to exhibit 10.146 to the Company's March 14, 1996 8-K)
       10.147 Copy of Escrow Agreement with Barry B. Globerman, dated January 29, 1996. (incorporated by reference to exhibit
                 10.147 to the Company's March 14, 1996 8-K)
       10.148    Copy of a Treasury Order dated January 29, 1996.
                                      105


                 (incorporated by reference to exhibit 10.148 to the Company's March 14, 1996 8-K)
       10.149 Copy of an Offshore Securities Subscription Agreement with Miriam Herzel dated January 29, 1996 (incorporated by reference to exhibit 10.149 to the Company's March 14, 1996 8-K)
       10.150 Copy of 9% Convertible B Debenture issued to Yosef Yud, dated January 29, 1996. (incorporated by reference to exhibit 10.150 to the Company's March 14, 1996 8-K)
       10.151 Copy of Escrow Agreement with Barry B. Globerman, dated January 29, 1996. (incorporated by reference to exhibit
                 10.151 to the Company's March 14, 1996 8-K)
       10.152 Copy of a Treasury Order dated January 29, 1996 (incorporated by reference to exhibit 10.152 to the Company's March 14, 1996 8-K)
       10.153 Copy of an Offshore Securities Subscription Agreement with Yosef Yud dated January 29, 1996. (incorporated by reference to exhibit 10.153 to the Company's March 14, 1996 8-K)
       10.154 Copy of 9% Convertible B Debenture issued to Menachem M. Begun, dated January 30, 1996. (incorporated by reference to exhibit 10.154 to the Company's March 14, 1996 8-K)
       10.155 Copy of Escrow Agreement with Barry B. Globerman, dated January 30, 1996. (incorporated by reference to exhibit
                 10.155 to the Company's March 14, 1996 8-K)
       10.156 Copy of a Treasury Order dated January 30, 1996 (incorporated by reference to exhibit 10.156 to the Company's March 14, 1996 8-K)
       10.157    Copy of an Offshore Securities Subscription Agreement
                                      106


                 with Menachem M. Begun dated January 30, 1996. (incorporated by reference to exhibit 10.157 to the Company's March 14, 1996 8-K)
       10.159 Letter Agreement between the Company, ITF and Select Capital dated February 28, 1996 (incorporated by reference to exhibit 10.159 to the Company's July 11, 1996 8-K/A)
       10.160 Copy of 9% Convertible C Debenture issued to Shulamit Pritzker, dated February 28, 1996. (incorporated by reference to exhibit 10.160 to the Company's March 26 8-K/A)
       10.161 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit
                 10.161 to the Company's March 26 8-K/A)
       10.162 Copy of a Treasury Order dated February 27, 1996 (incorporated by reference to exhibit 10.162 to the Company's March 26 8-K/A)
       10.163 Copy of an Offshore Securities Subscription Agreement with Shulamit Pritzker dated February 27, 1996. (incorporated by reference to exhibit 10.163 to the Company's March 26 8-K/A)
       10.164 Copy of 9% Convertible C Debenture issued to Joseph Weinburg, dated February 28, 1996. (incorporated by reference to exhibit 10.164 to the Company's March 26 8-K/A)
       10.165 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit
                 10.165 to the Company's March 26 8-K/A)
       10.166    Copy of a Treasury Order dated February 28, 1996
                                      107


                 (incorporated by reference to exhibit 10.166 to the Company's March 26 8-K/A)
       10.167 Copy of an Offshore Securities Subscription Agreement with Joseph Weinburg dated February 28, 1996. (incorporated by reference to exhibit 10.167 to the Company's March 26 8-K/A)
       10.168 Copy of 9% Convertible C Debenture issued to Torah Vachesed Lezra Vesad, dated February 28, 1996. (incorporated by reference to exhibit 10.168 to the Company's March 26 8-K/A)
       10.169 Copy of Escrow Agreement with Barry B. Globerman, dated February 27, 1996. (incorporated by reference to exhibit
                 10.169 to the Company's March 26 8-K/A)
       10.170 Copy of a Treasury Order dated February 27, 1996 (incorporated by reference to exhibit 10.170 to the Company's March 26 8-K/A)
       10.171 Copy of an Offshore Securities Subscription Agreement with Torah Vachesed Lezra Vesad, dated February 28, 1996. (incorporated by reference to exhibit 10.171 to the Company's March 26 8-K/A)
       10.172 Copy of 9% Convertible C Debenture issued to Yosef Yud, dated February 28, 1996. (incorporated by reference to exhibit 10.172 to the Company's March 26 8-K/A)
       10.173 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit
                 10.173 to the Company's March 26 8-K/A)
       10.174 Copy of a Treasury Order dated February 28, 1996. (incorporated by reference to exhibit 10.174 to the Company's March 26 8-K/A)
                                      108


       10.175 Copy of an Offshore Securities Subscription Agreement with Yosef Yud, dated February 28, 1996. (incorporated by reference to exhibit 10.175 to the Company's March 26 8-K/A)
       10.176 Copy of 9% Convertible C Debenture issued to Aaron Meyer Gee, dated February 28, 1996. (incorporated by reference to exhibit 10.176 to the Company's March 26 8-K/A)
       10.177 Copy of Escrow Agreement with Barry B. Globerman, dated February 28, 1996. (incorporated by reference to exhibit
                 10.177 to the Company's March 26 8-K/A)
       10.178 Copy of a Treasury Order dated February 28, 1996. (incorporated by reference to exhibit 10.178 to the Company's March 26 8-K/A)
       10.179 Copy of an Offshore Securities Subscription Agreement with Aaron Meyer Gee, dated February 28, 1996. (incorporated by reference to exhibit 10.179 to the Company's March 26 8-K/A)
       10.180 Copy of 9% Convertible C Debenture issued to Dovasar S.A., dated February 29, 1996. (incorporated by reference to exhibit 10.180 to the Company's March 26 8-K/A)
       10.181 Copy of Escrow Agreement with Barry B. Globerman, dated February 29, 1996. (incorporated by reference to exhibit
                 10.181 to the Company's March 26 8-K/A)
       10.182 Copy of a Treasury Order dated February 29, 1996. (incorporated by reference to exhibit 10.182 to the Company's March 26 8-K/A)
       10.183 Copy of an Offshore Securities Subscription Agreement with Dovasar S.A., dated February 29, 1996. (incorporated by reference to exhibit 10.183 to the Company's March 26
                                      109


                 8-K/A)
       10.184 Letter from Management Technologies, Inc. to Barry B. Globerman dated December 15, 1995. (incorporated by reference to exhibit 10.184 to the Company's March 26 8-K/A)
        10.185 Letter from MTi Abraxsys Systems, Inc. to Management Technologies, Inc. dated December 15, 1995. (incorporated by reference to exhibit 10.186 to the Company's March 26 8-K/A)
       10.186 Asset purchase agreement between McDonnell Information Systems Group Plc. and Management Technologies, Inc., dated March 1, 1996. (incorporated by reference to exhibit 10.186 to the Registrant's current report on Form 8-K dated June 18, 1996)
       10.187 Copy of 9% Convertible C Debenture issued to Israel Daniel Levy, dated March 26, 1996. (incorporated by reference to exhibit 10.187 to the Company's July 11, 1996 8-K/A)
       10.188 Copy of Escrow Agreement with Barry B. Globerman, dated March 26, 1996. (incorporated by reference to exhibit
                 10.188 to the Company's July 11, 1996 8-K/A)
       10.189 Copy of a Treasury Order dated March 26, 1996 (incorporated by reference to exhibit 10.189 to the Company's July 11, 1996 8-K/A)
       10.190 Copy of an Offshore Securities Subscription Agreement with Israel Daniel Levy, dated March 26, 1996. (incorporated by reference to exhibit 10.190 to the Company's July 11, 1996 8-K/A)
       10.191    Copy of 9% Convertible C Debenture issued to Joseph Yud,
                                      110


                 dated March 26, 1996. (incorporated by reference to
                 exhibit 10.191 to the Company's July 11, 1996 8-K/A)
       10.192 Copy of Escrow Agreement with Barry B. Globerman, dated March 26, 1996. (incorporated by reference to exhibit
                 10.192 to the Company's July 11, 1996 8-K/A)
       10.193 Copy of a Treasury Order dated March 26, 1996 (incorporated by reference to exhibit 10.193 to the Company's July 11, 1996 8-K/A)
       10.194 Copy of an Offshore Securities Subscription Agreement with Joseph Yud, dated March 26, 1996. (incorporated by reference to exhibit 10.194 to the Company's July 11, 1996 8-K/A)
       10.195 Copy of 9% Convertible C Debenture issued to Mary Park Properties, Ltd., dated March 26, 1996. (incorporated by reference to exhibit 10.195 to the Company's July 11, 1996 8-K/A)
       10.196 Copy of Escrow Agreement with Barry B. Globerman, dated March 26, 1996. (incorporated by reference to exhibit
                 10.196 to the Company's July 11, 1996 8-K/A)
       10.197 Copy of a Treasury Order dated March 26, 1996 (incorporated by reference to exhibit 10.197 to the Company's July 11, 1996 8-K/A)
       10.198 Copy of an Offshore Securities Subscription Agreement with Mary Park Properties, Ltd., dated March 26, 1996. (incorporated by reference to exhibit 10.198 to the Company's July 11, 1996 8-K/A)
       10.199 Copy of 9% Convertible D Debenture issued to Michal Alif, dated May 2, 1996. (incorporated by reference to exhibit
                 10.199 to the Company's July 11, 1996 8-K/A)
                                      111


       10.200 Copy of Escrow Agreement with Barry B. Globerman, dated May 2, 1996. (incorporated by reference to exhibit 10.200 to the Company's July 11, 1996 8-K/A)
       10.201 Copy of a Treasury Order dated May 2, 1996 (incorporated by reference to exhibit 10.201 to the Company's July 11, 1996 8-K/A)
       10.202 Copy of an Offshore Securities Subscription Agreement with Michal Alif, dated May 2, 1996. (incorporated by reference to exhibit 10.202 to the Company's July 11, 1996 8-K/A)
       10.203 Copy of 9% Convertible E Debenture issued to AT Investements SA, dated May 7, 1996. (incorporated by reference to exhibit 10.203 to the Company's July 15, 1996 8-K)
       10.204 Copy of an Offshore Securities Subscription Agreement with AT Investements SA, dated May 7, 1996. (incorporated by reference to exhibit 10.204 to the Company's July 15, 1996 8-K)
       10.205 Copy of a Regulation S Distribution Agreement between the Company and U.S. Milestone Corporation dated June 4, 1996 (incorporated by reference to exhibit 10.205 to the Company's July 30, 1996 8-K)
       10.206 Copy of an amendment to Distribution Agreement between the Company and U.S. Milestone Corporation dated June 11, 1996 (incorporated by reference to exhibit 10.206 to the Company's July 30, 1996 8-K)
       10.207 Copy of an Offshore Securities Subscription Agreement between the Company and Silverstone International Corp. dated June 4, 1996. (incorporated by reference to exhibit
                                      112


                 10.207 to the Company's July 30, 1996 8-K)
       10.208 Copy of 6.75% Convertible Denbenture issued to RBB dated July 5, 1996. (incorporated by reference to exhibit
                 10.208 to the Company's August 7, 1996  8-K)
       10.209 Copy of an Offshore Securities Subscription Agreement with RBB dated July 5, 1996 (incorporated by reference to exhibit 10.208 to the Company's July 30, 1996 8-K)
       10.210 Form of H Convertible Denbenture. (incorporated by reference to exhibit 10.210 to the Company's August 8, 1996 8-K)
       10.211 Form of Offshore Securities Subscription Agreement (incorporated by reference to exhibit 10.211 to the Company's August 8, 1996 8-K)
       10.212 Form of X Convertible Denbenture. (incorporated by reference to exhibit 10.212 to the Company's August 9, 1996 8-K)
       10.213 Form of Offshore Securities Subscription Agreement (incorporated by reference to exhibit 10.213 to the Company's August 9, 1996 8-K)
       10.214 Form of Y Convertible Denbenture. (incorporated by reference to exhibit 10.214 to the Company's Ocotber 30, 1996 8-K)
       10.215 Form of Offshore Securities Subscription Agreement (incorporated by reference to exhibit 10.215 to the Company's October 30, 1996 8-K)
       10.216 Form of Z Convertible Denbenture. (incorporated by reference to exhibit 10.216 to the Company's October 31, 1996 8-K)
       10.217    Form of  Offshore Securities Subscription Agreement
                                      113


                 (incorporated by reference to exhibit 10.217 to the Company's October 31, 1996 8-K)
       16.01 Letter on change of certifying accountant from Goldstein & Morris dated May 10, 1995, (incorporated by reference to exhibit 1 to the Company's May 9, 1995 8-K).
       17.01 Resignation letter from Barrington J. Fludgate, dated September 15, 1995 (incorporated by reference to exhibit
                 10.185 to the Company's July 11, 1996 8-K/A)
       17.02 Resignation letter from Robert Oxenberg, dated December 13, 1995 (incorporated by reference to exhibit (1) of the Company's December 13, 1995 8-K)
       17.03 Resignation letter from Dan Sladden dated September 11, 1995, (incorporated by reference to exhibit 17.03 of the Company's October 4, 1995 8-K)
       17.04 Resignation letter from Keith Williams dated October 3, 1995, (incorporated by reference to exhibit 17.04 of the Company's October 4, 1995 8-K)
       17.05 Resignation letter from Anthony J. Cataldo dated November 30, 1995, (incorporated by reference to exhibit 17.05 of the Company's December 1, 1995 8-K)
       17.06 Resignation letter from Peter Svennilson dated November 29, 1995, (incorporated by reference to exhibit 17.06 of the Company's December 1, 1995 8-K)
       17.07 Resignation letter from Edward Stone dated November 22, 1995, (incorporated by reference to exhibit 17.06 of the Company's December 1, 1995 8-K)
       17.08 Resignation letter from Claudio Guazzoni dated March 26, 1996 (incorporated by reference to exhibit 17.08 to the Company's March 27, 1996 8-K)
                                      114


       17.09 Resignation letter of Michael Awerbuch dated January 3, 1997 (incorporated by reference to exhibit 17.09 to the Company's January 6, 1997 8-K)
       22.01     List of the Company's Subsidiaries
       23.02 Consent by KPMG Peat Marwick LLP dated August 13, 1996 (incorporated by reference to exhibit 23.01 to the Company's 10K-SB dated August 20, 1995)
       23.03     Consent by KPMG Peat Marwick LLP dated August 13, 1997
       99.01 Resignation letter from Nigel Cole, undated, (incorporated by reference to exhibit 99.01 of the Company's October 4, 1995 8-K)


     (B) CURRENT REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED APRIL 30, 1996:

                                                            FINANCIAL
                                                            STATEMENT
      FORM       REPORT DATE      ITEM REPORTED             FILED

      8-K        April 2, 1997    3, Bankrupcy or           None
                                  receivership
                                  5, Extension of C
                                  Warrants and other
                                  matters




                                      115


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      MANAGEMENT TECHNOLOGIES, INC.

                                      By: /s/ Michael J. Edison
                                      --------------------


                                       Michael J. Edison
                                       President & Chief Executive  Officer

                                       Date:     August 15, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.
 Signature                Title                          Date
 ---------                -----                          ----


                          President & Chief Executive    August  15, 1997
 /s/ Michael J Edison     Officer and Director
    ------------------
                          (Principal Executive Officer)
 Michael J. Edison

 /s/ Patrick Huguenin     Chief Financial Officer,       August   15, 1997
    --------------------
                          Director (Principal
 Patrick Huguenin
                          Accounting Officer)


                                      116



 /s/ Paul Ekon            Director                       August   15, 1997
    ---------------

 Paul Ekon