Form 10QSB
period 1997-07-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-09-22
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  July 31, 1997
                               --------------


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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding as of September 15, 1997
--------------------------------------    ------------------------------------

Common Stock, par value $.01 per share            141,703,439

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---



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

Index to Financial Statements (Unaudited):
     Consolidated Balance Sheet as of July 31, 1997
     Consolidated Statement of Change in Stockholders' Equity
     Consolidated Statements of Operation
     Consolidated Statements of Cash Flows
     Notes to Financial Statements




                   MANAGEMENT TECHNOLOGIES, INC.
                         AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET

                           July 31, 1997
                             (in $000)




ASSETS
Current assets:
     Cash                                                       291
     Accounts receivable                                      1,307
     Prepaid expenses and other current assets                  108

               TOTAL CURRENT ASSETS                           1,706


Property and equipment, net of accumulated depreciation         144
Intangible assets, less accumulated amortization              5,197
Other assets                                                     22

               TOTAL ASSETS                                   7,069



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                         1,170
     Accrued expenses                                         1,741
     Taxes payable                                              622
     Deferred income                                          1,082
     Other current liabilities                                    2

               TOTAL CURRENT LIABILITIES                      4,617

Convertible debentures                                        3,699
Other long term liabilities                                      44

               TOTAL LIABILITIES                              8,360


Stockholders' equity
    Common stock $.01 par value.  Authorized shares           1,417
200,000,000, issued shares 140,703,439
    Additional paid in capital                               61,155
    Accumulated deficit                                    (63,987)
    Foreign currency translation adjustment                     124

               TOTAL STOCKHOLDERS' EQUITY                   (1,291)


               TOTAL LIABILITIES AND STOCKHOLDERS'            7,069
EQUITY



                          The accompanying notes are an
integral part of these financial statements



                              MANAGEMENT TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (in $000 except share data)

                     Number     Common Additio
                                         nal
                       of       stock  paid in  Accumulat   Translation  Total
                                                    ed
                     shares      par   capital    deficit   adjustment
                                value

Balances at April  117,703,439   1,177   60,464   (63,388)           83 (1,664)
30, 1997

Issuance of         11,500,000     115      100                             215
common stock for
compensation and
services

Issuance of         12,500,000     125      591                             716
common stock

Net loss for the                                     (599)                (599)
year

Translation                                                          41      41
adjustment


Balances at July   141,703,439   1,417   61,155   (63,987)          124 (1,291)
31, 1997




         The accompanying notes are an integral part of these financial statements






                     MANAGEMENT TECHNOLOGIES, INC.
                            AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                   Years ended July 31, 1997 and 1996
                               (in $000)



                                                        1997        1996

Revenues
     Software products                                   315       1,985
     Maintenance fees                                    250       2,476
     Customer service fees                               577       2,301

               Total revenues                          1,142       6,762
Cost and expenses
     Cost of software products                           156         213
     Cost of maintenance                                 207       1,150
     Costs of customer service                           289         986
     Selling, general and administrative                 967       4,258
     Amortization of intangible assets                    40         181
     Depreciation                                         23         213

                   Total costs and expenses            1,682       7,001

                    LOSS FROM OPERATIONS               (540)       (241)

Interest expense                                        (59)       (181)

                      NET LOSS                         (599)       (421)



Net loss per share                                    (0.00)      (0.01)

Weighted average number of common shares         136,036,772  27,618,075
outstanding

     The accompanying notes are an integral part of these financial statements




                  MANAGEMENT TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three month ended July 31
                            (in $000)



                                                    1997     1996

Cash flow from operating activities
    Net loss                                       (599)    (421)
        Adjustments to reconcile net loss to
net cash
        used in operating activities
            Depreciation and amortization            233      712
            Issuance of common stock for             215      554
compensation
            Write off of property, plant &             4        -
equipment
          Changes in assets and liabilities net
of effects from acquisitions:
                Increase in accounts receivable    (793)  (2,148)
                Decrease in prepaid & other          182       24
assets
                Decrease in accounts payable &     (189)    (719)
accrued expenses
                Increase in  taxes payable           190      124
                Decrease in deferred income         (70)    (464)
                Decrease (increase) in other         (2)      885
liabilities

Net cash used in operating activities              (829)  (3,290)


Cash flow from financing activities
    Proceeds from notes payable and convertible        -    5,060
debentures
    Gross proceeds from issuance of common           757      500
stock

Net cash provided by financing activities            757    5,560

Effect of exchange rate on cash                      (8)    (178)

Decrease (increase) in cash and cash                (80)    2,448
equivalents
Cash and cash equivalents - beginning of period      371      313

Cash and cash equivalents - end of period            291    2,761








Supplemental disclosure of cash flow
information
Non-cash financing activities
    Issuance of common stock in conversion of          -    2,432
debt
    Issuance of common stock for compensation          -       41

   The accompanying notes are an integral part of these financial statements Notes to Financial Statements:

1. The accompanying consolidated financial statements should be read in conjunction with the Registrant's (the "Company") financial statements for the fiscal year ended April 30, 1997, included in the Company's Annual Report on form 10-KSB. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. The interim results are not necessarily indicative of the results for the full year.

2.   Revenue Recognition

     a) The Company accounts for revenue in conformity with Statements of Position (SOP) 91-1 and 81-1.

     b) Billings made in advance of revenue recognition are recorded as deferred income. The amount by which recognized revenue exceeds billings to customers is shown as unbilled accounts receivable.

     c) In accordance with SOP 91-1, revenues from IBS-90 and Abraxsys licenses are recognized on delivery to the customer, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's contracts with its customers provide for payment to be made on specified schedules that may differ from the timing by which revenue is recognized.

     d) Revenues from IBS Version 5 and Pro-IV IBS licenses are recognized on the percentage-of-completion method of accounting as costs are incurred (cost to cost basis) in conformity with SOP 81-1. An estimate is made of the revenue attributable to work completed and is recognized once the outcome of the contract can be assessed with reasonable certainty. If the estimate indicates a loss, the entire loss is accrued immediately.

     e) Maintenance fees are recognized proportionately over the term of the maintenance agreement.

     f) Customer service fees represent fees charged to customers for modifications of standard software to customer specifications or work charged on the basis of the time spent on the task as required by customers. Customer services fees are recognized as revenue as work is performed and invoiced by the Company.

3. The net loss per share for the quarters ended July 31, 1996 and 1997 is computed based upon the weighted average number of shares outstanding excluding stock equivalents as they would be anti-dilutive.

4. Taxes payable comprise deductions plus estimated penalties and interest for late payment.

5. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.

6. On August 15, 1997, the Company entered into an agreement with Access America, Inc. ("Access") to purchase advertising time on certain networks with a fair market value of $4,000,000. The Company agreed to issue Access 2,000,000 shares of common stock valued at $2.00 per share and further agreed to issue Access additional shares of common stock if the company's common stock is traded below $2.00 per share on August 11, 1998, such that the total value of the shares issued and issuable to Access shall be $4,000,000. Giving pro-forma effect to this asset acquisition yields a net positive shareholders' equity in the amount of $2,706,000 at July 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Registrant (the "Company") develops, supports and markets software products
catering to the needs of the financial services community.   The Company's
principal products are IBS-90, Abraxsys, IBS Pro-IV, and IBS Version 5. They are back office international banking software products and run on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most
significant of which is UNIX.   IBS Pro-IV and IBS Version 5 are back office
international banking software products acquired from McDonnell Information Systems in the year ended April 30, 1996.

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

By order dated March 19 and March 20, 1997, the High Court of Justice, Chancery Division, Companies Court, in London, England, appointed Messrs. Malcolm Cohen and Peter Supperstone of BDO Stay Hayward as joint administrators of Winter Partners Limited, MTi Holding (UK) Limited and MTi Trading Systems Limited (collectively, the "UK Subsidiaries"), pursuant to the provisions of Section 8 of the English Insolvency Act 1986, for the purposes of (i) the survival of the companies, and the whole or any parts of their undertaking, as a going concern,
(ii) the approval of certain voluntary arrangements with the companies' creditors, and (iii) a more advantageous realization of their assets than would be effected on a winding up. The Company owns all shares issued and outstanding of the UK Subsidiaries. As a result of the administration proceedings, the Company ceased to control the UK Subsidiaries from the date they were put in administration.
On July 22, 1997, Advanced Banking Solutions Limited ("ABS"), a subsidiary of the Company, acquired certain assets from Winter Partners Limited, in administration, including intellectual property rights to certain software products, various fixtures and equipment, accounts receivable, and work-in-progress for a total consideration of 257,000 British pounds. In addition ABS assumed certain contracts from Winter Partners, in administration. Certain employees and management of Winter Partners, in administration, were hired by ABS. From July 23, 1997 on, ABS is carrying out in the UK and in certain parts of the world, the business that was formerly that of Winter Partners Limited.

Comparison of fiscal quarters

Revenues and costs decreased substantially from the three month period ended July 31, 1996, largely as a result of the Company's not consolidating the results of the UK Subsidiaries. In addition, results from ABS for the period of July 22 to July 31, 1997 are not significant and have not been included in these financial statements.



The following table shows significant comparative results for the periods ended July 31, 1997 and 1996:


Three    Months ended July
         31, 1997

                           Revenue  Cost       Gross ProfitGross
                                                           Margin

     Software products       315,000   156,000      159,000   0.50

     Maintenance fees        250,000   207,000       43,000   0.17

     Customer service fees   577,000   289,000      288,000   0.50


Total                      1,142,000   652,000      490,000   0.43


Three    Months ended July
         31, 1996


                           Revenue  Cost       Gross ProfitGross
                                                           Margin

     Software products     1,985,000   213,000    1,772,000   0.89

     Maintenance fees      2,476,000 1,150,000    1,326,000   0.54

     Customer service fees 2,301,000   986,000    1,315,000   0.57


Total                      6,762,000 2,349,000    4,413,000   0.65


Selling, general and administrative costs decreased to $967,000 from $4,258,000 for the three month period ended July 31, 1997 and 1996, respectively, on account of the discontinuance of the UK Subsidiaries.

The company is reporting a $540,000 operating loss for the three month period ended July 31, 1997 as compared to of $241,000 operating loss for the three month period ended July 31, 1996, and a net loss of $599,000 operating loss for the three month period ended July 31, 1997 as compared to a net loss of $421,000 for the three month period ended July 31, 1996.

The company incurs expenses in British pounds, Singapore dollars, US dollars, and French francs. Similarly revenues are invoiced in a variety of currencies, the most significant are UK pounds, US dollars, and French francs. The company does not engage in any hedging activities.

The company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


Liquidity and Capital Resources

During the three month period ended July 31, 1997 the company issued equity for a total net consideration of approximately $716,000. These funds were primarily used to fund the restructuring of the Company subsequent to the UK Subsidiaries being put in administration, and to settle certain historical liabilities of Management Technologies, Inc.

At July 31, 1997 the company had a working capital deficiency of approximately $3,211,000 as compared to a working capital deficiency of $3,513,000 at 30 April 1997.

At July 31, 1997, the Company had a negative shareholders' equity in the amount of $1,291,000.

On August 15, 1997, the Company entered into an agreement with Access America, Inc. ("Access") to purchase advertising time on certain networks with a fair market value of $4,000,000. The Company agreed to issue Access 2,000,000 shares of common stock valued at $2.00 per share and further agreed to issue Access additional shares of common stock if the company's common stock is traded below $2.00 per share on August 11, 1998, such that the total value of the shares issued and issuable to Access shall be $4,000,000. Giving pro-forma effect to this asset acquisition yields a net positive shareholders' equity in the amount of $2,706,000 at July 31, 1997.

The company's long term liquidity and its ability to continue as a going concern will ultimately depend on the company's ability to realise sufficient revenue from operations.

                                    PART II
                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS


The Company is not a party to any material litigation.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27.    Financial Data Schedule

The Company did not file any current report on Form 8-K during the quarter ended July 31, 1997.


                                   SIGNATURE
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
September 22, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Patrick Huguenin
                                      ----------------------


                                   Patrick Huguenin