Form 10QSB/A
period 1996-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-09-25
CIK 806566

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
EQUITY
                          The accompanying notes are an
integral part of these financial statements



                               MANAGEMENT TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in $000 except share data)

                      Number     Common   Additio
                                            nal
                        of        stock   paid in  Accumulat  Transl    Total
                                                       ed     ation
                      shares       par    capital   deficit   adjust
                                  value                        ment

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



The following table shows significant comparative results for the periods ended July 31, 1997 and 1996:


Three    Months ended July
         31, 1997

                           Revenue  Cost      Gross     Gross
                                              Profit    Margin

     Software products       315,000   156,000   159,000   0.50

     Maintenance fees        250,000   207,000    43,000   0.17

     Customer service fees   577,000   289,000   288,000   0.50


Total                      1,142,000   652,000   490,000   0.43


Three    Months ended July
         31, 1996


                           Revenue  Cost      Gross     Gross
                                              Profit    Margin

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
Exhibit 27. Financial Data Schedule, incorporated by reference to Exhibit 10-27 to the
          Company's quarterly report on Form 10-QSB dated September 22, 1997

The Company did not file any current report on Form 8-K during the quarter ended July 31, 1997.


                                   SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
September 25, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Patrick Huguenin
                                      ----------------------


                                   Patrick Huguenin
                                   Chief Financial Officer