Form 10QSB
period 1997-10-31
MANAGEMENT TECHNOLOGIES INC
filed 1997-12-22
CIK 806566

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended  October 31, 1997
                               -----------------


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
   ---


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                        Outstanding as of
--------------------------------------                      -----------------

December 15, 1997
-----------------

Common Stock, par value $.01 per share            170,036,772

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                               ----    ---



                                     INDEX
                                                                    Page(s)
Part I  Financial Information
 Item 1 Financial Statements
        Unaudited Consolidated Balance Sheet as of October 31,
        1997......................................................  3
        Unaudited Consolidated Statement of Change in
        Stockholders' Equity (Deficit) as of October 31, 1997.....  4
                                       2
        Unaudited Consolidated Statements of Operation for the
        three and six months ended October 31, 1997 and 1996......  5 and 6
        Unaudited Consolidated Statements of Cash Flows for the
        six months ended October 31, 1997 and
        1996......................................................  7
        ..........
        Notes to Unaudited Consolidated Financial
        Statements................................................  8
 Item 2 Management's Discussion and Analysis of Financial
        Condition and Results of Operation........................  10
Part II Other Information
 Item 1 Legal Proceedings.........................................  14
 Item 6 Exhibits and Reports......................................  15
        Signatures................................................  15



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




                   MANAGEMENT TECHNOLOGIES, INC.
                                       3
                          AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED BALANCE SHEET

                          October 31, 1997
                             (in $000)




ASSETS
Current assets
     Cash                                                $       274
     Accounts receivable                                         992
     Prepaid expenses and other current assets                 4,753

               TOTAL CURRENT ASSETS                            6,019


Property and equipment, net of accumulated depreciation          187
Intangible assets, net of accumulated amortization             5,609
Other assets                                                      21

               TOTAL ASSETS                              $    11,836



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                    $     1,704
     Accrued expenses                                          2,030
     Taxes payable                                               521

                                       4
     Deferred income                                           1,205
     Other current liabilities                                   445

               TOTAL CURRENT LIABILITIES                 $     5,905

Convertible debentures                                         3,699
Other long term liabilities                                      145

               TOTAL LIABILITIES                               9,749


Stockholders' equity
    Common stock $.01 par value.  Authorized shares            1,660
200,000,000, issued shares 166,036,772
    Additional paid in capital                                65,888
    Accumulated deficit                                     (65,857)
    Foreign currency translation adjustment                      396

               TOTAL STOCKHOLDERS' EQUITY                      2,087


               TOTAL LIABILITIES AND STOCKHOLDERS'       $    11,836
EQUITY



 The accompanying notes are an integral part of these consolidated financial statements



                        MANAGEMENT TECHNOLOGIES, INC.
                              AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         (in $000 except share data)

                     Common    Common
                     Stock     Stock  Additio
                                        nal

                   Number of   Amount paid in  Accumula  Transl   Total
                                                  ted    ation
                     shares           capital   deficit  adjust
                                                          ment

Balances at July  141,703,439   1,417   61,155 (63,987)     124  (1,291)
31, 1997

Issuance of        11,333,333     113      218                       331
common stock for
compensation and
services

Issuance of        13,000,000     130    4,515                     4,645
common stock

Net loss for the                                (1,870)          (1,870)
quarter

Translation                                                 272      272
adjustment

Balances at       166,036,772   1,660   65,888 (65,857)     396    2,087
October 31, 1997




  The accompanying notes are an integral part of these consolidated financial statements






                  MANAGEMENT TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

          Three Months ended October 31, 1997 and 1996
                   (in $000 except share data)



                                                    1997     1996

Revenues
     Software products                        $      694    1,780
     Maintenance fees                                670    1,601
     Customer service fees                           524    2,876

               Total revenues                      1,888    6,257


Cost and expenses
     Cost of software products                       360      145
     Cost of maintenance                             848      633
     Costs of customer service                       197    1,814
     Selling, general and administrative           2,185    4,579
     Amortization of intangible assets                41      184
     Depreciation                                     22     (74)

                   Total costs and expenses        3,653    7,281

                    LOSS FROM OPERATIONS         (1,765)  (1,024)

Interest expense                                   (105)     (94)

                      NET LOSS                $  (1,870)  (1,118)



Net loss per share                            $   (0.01)   (0.03)

Weighted average number of common shares        151,147  42,591,
outstanding                                         ,883      077

The accompanying notes are an integral part of these consolidated financial statements

                    MANAGEMENT TECHNOLOGIES, INC.
                          AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

             Six months ended October 31, 1997 and 1996
                     (in $000 except share data)



                                                    1997         1996

Revenues
     Software products                     $       1,009        3,765
     Maintenance fees                                920        4,076
     Customer service fees                         1,101        5,177

               Total revenues                      3,030       13,018


Cost and expenses
     Cost of software products                       516          358
     Cost of maintenance                           1,055        1,783
     Costs of customer service                       486        2,800
     Selling, general and administrative           3,152        8,837
     Amortization of intangible assets                80          365
     Depreciation                                     45          139

                   Total costs and                 5,334       14,282
expenses

                                       9
                    LOSS FROM OPERATIONS         (2,304)      (1,264)

Interest expense                                   (165)        (275)

                      NET LOSS             $     (2,469)      (1,539)



Net loss per share                         $      (0.02)       (0.04)

Weighted average number of common shares     145,592,328   35,104,576
outstanding

  The accompanying notes are an integral part of these consolidated financial statements



                     MANAGEMENT TECHNOLOGIES, INC.
                           AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              Six months ended October 31, 1997 and 1996
                               (in $000)



                                                         1997      1996
Cash flows from operating activities
    Net loss                                        $ (2,469)   (1,539)
        Adjustments to reconcile net loss to net
                                       10
        cash
        used in operating activities:
            Change in long-term assets                    125   (1,184)
            Issuance of common stock for                  546         4
            compensation
            Write off of property and equipment            10         -
             Other                                          -       729
          Changes in operating assets and
          liabilities net of adjustments for acquisitions:
                Accounts receivable                     (171)       947
                Prepaid and other current assets        (286)       533
                Accounts payable and accrued expenses     748        64
                Taxes payable                             105     (901)
                Loans payable                               -   (2,564)
                Deferred income                            63     (877)
                Other liabilities                         520       615

                          Net cash used in              (809)   (4,173)
                          operating activities


Cash flows from investing activities
    Payment for acquisition  of certain assets from     (741)         -
    Winter Partners Limited

                           Net cash used in             (741)         -
                           investing activities


Cash flows from financing activities
    Proceeds from notes payable and convertible            97     7,103
    debentures
                                       11
    Proceeds from issuance of common stock              1,361       500

                           Net cash provided by         1,458     7,603
                           financing activities


Effect of exchange rate changes on cash                   (5)   (2,218)

(Decrease) increase in cash                              (97)     1,212
Cash  - beginning of period                               371       313

Cash  - end of period                               $     274     1,525







Supplemental disclosure of cash flow
information
Non-cash  investing and financing activities
    Issuance of common stock for purchase of        $   4,000         -
advertising time
    Issuance of common stock in conversion of               -     7,246
debt

  The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements:


                                       12
1. The accompanying consolidated financial statements should be read in conjunction with the Registrant's (the "Company") consolidated financial statements for the fiscal year ended April 30, 1997, included in the Company's Annual Report on Form 10-KSB. In the opinion of management, the interim statements reflect all adjustments which are necessary for a fair statement of the results of the interim period presented. The interim results are not necessarily indicative of the results for the full year.

2.   Basis of Presentation

     The consolidated financial statements include the accounts of Management Technologies, Inc. and its wholly owned subsidiaries, for the periods during which such subsidiaries were controlled by Management Technologies, Inc. Accordingly, the consolidated financial statements include the accounts of the following wholly owned subsidiaries for the periods indicated in the following table:

          SUBSIDIARY                         PERIOD

          MTi Trading Systems Limited        May 1 to October 31, 1996
          Winter Partners Limited            May 1 to October 31, 1996
          MTi Holding (UK) Limited           May 1 to October 31, 1996
          Advanced Banking Systems Limited   July 22 to October 31, 1997
          MTinnovation SA                    May 1 to October 31, 1997
          MTi Abraxsys Systems, Inc.         May 1 to October 31, 1996
                                             May 1 to October 31, 1997
          MTi Abraxsys Systems (Pte) Limited May 1 to October 31, 1996
                                             May 1 to October 31, 1997
          MTi Abraxsys Systems (HK) Limited  May 1 to October 31, 1996
                                             May 1 to October 31, 1997

                                       13

     All significant inter-company balances have been eliminated in consolidation.

3.   Revenue Recognition

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

                                       14
     f) Customer service fees represent fees charged to customers for modifications of standard software to customer specifications or work charged on the basis of the time spent on the task as required by customers. Customer services fees are recognized as revenue as work is performed and invoiced by the Company.

4. The net loss per share for the three and six months ended October 31, 1997 and 1996 is computed based upon the weighted average number of common shares outstanding excluding common stock equivalents as they would be anti-dilutive.

5. Taxes payable comprise deductions plus estimated penalties and interest for late payment.

6. The Company follows the practices set out in Financial Accounting Standards Board statement 52 in translating the operations, assets and liabilities of entities whose accounts are denominated in foreign currencies.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements under the caption "Management's Discussion and Analysis of financial Condition and Result of Operations" and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 (the "Reform Act").   Such forward
looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievement expressed or implied by such forward looking
                                       15
statements. Such factors include among others, general economic climate and business conditions, which will, among other things, impact demand for the Company's product and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes; competition from other software companies, which may affect the Company's ability to generate revenue; political, social and economic conditions and laws, rules and regulations, particularly in Europe, the Middle East and the Far East, which may affect the Company's results of operations; changes in business strategy or development plans; the significant indebtedness on the Company; quality of management; availability of qualified personnel; changes in or the failure to comply with, government regulations; and other factors referenced in the Form 10-QSB.

General

The Company develops, supports and markets software products catering to the
needs of the financial services community.   The Company's principal products
are IBS-90, Abraxsys, IBS Pro-IV, and IBS Version 5. They are back office international banking software products and run on mid range computer systems. Abraxsys and IBS-90 have been installed at approximately 75 locations in over 30 countries. Abraxsys is a complete re-development of IBS-90 and is now marketed as the Company's prime offering to banks to computerize their back office operation. Abraxsys is written in the industry standard C language and runs on a variety of platforms and operating systems, the most significant of which is
UNIX.   IBS Pro-IV and IBS Version 5 are back office international banking software products acquired from McDonnell Information Systems in the year ended April 30, 1996.

The Company's revenues consist of license fees for the Company's software components, maintenance fees and customer service fees. In addition, the Company earns revenues from selling other companies' hardware and software products.
                                       16

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

By order dated March 19 and March 20, 1997, the High Court of Justice, Chancery Division, Companies Court, in London, England, appointed Messrs. Malcolm Cohen and Peter Supperstone of BDO Stay Hayward as joint administrators of Winter Partners Limited, MTi Holding (UK) Limited and MTi Trading Systems Limited (collectively, the "UK Subsidiaries"), pursuant to the provisions of Section 8 of the English Insolvency Act 1986, for the purposes of (i) the survival of the companies, and the whole or any parts of their undertaking, as a going concern,
(ii) the approval of certain voluntary arrangements with the companies' creditors, and (iii) a more advantageous realization of their assets than would be effected on a winding up. The Company owns all shares issued and outstanding of the UK Subsidiaries. As a result of the administration proceedings, the Company ceased to control the UK Subsidiaries from the date they were put in administration.
On July 22, 1997, Advanced Banking Solutions Limited ("ABS"), a subsidiary of the Company, acquired certain assets from Winter Partners Limited, in administration, including intellectual property rights to certain software products, various fixtures and equipment, accounts receivable, and work-in-progress for a total consideration of approximately 452,000 British pounds or approximately $741,000. In addition, ABS assumed certain contracts from Winter Partners Limited, in administration. Certain employees and management of Winter Partners Limited, in administration, were hired by ABS. From July 23, 1997 on, ABS is carrying out in the UK and in certain parts of the world, the business that was
                                       17
formerly that of Winter Partners Limited.  The Company owns all shares issued
and outstanding of the common stock of ABS.   Certain key employees hold
collectively all issued and outstanding preferred stock of ABS. The holders of preferred stock in ABS are entitled, under certain circumstances, to conversion of their preferred shares into common shares of ABS or common shares of Management Technologies, Inc.
On or about July 22, 1997, Raymond Michael Cork lent approximately 250,000 British pounds to ABS and guaranteed a bank credit line to ABS of up to approximately 500,000 British pounds, maturing on or about January 22, 1998. Management Technologies, Inc. pledged all shares of ABS it owns to guarantee obligations of ABS toward Raymond Michael Cork. There is no guarantee that ABS will be able to timely discharge or re-schedule all obligations to Raymond Michael Cork. Accordingly, Management Technologies, Inc. could loose title over the common shares issued and outstanding of ABS. In such an event, ABS would cease to be a subsidiary of Management Technologies, Inc. and would be entitled to exclusively develop, maintain, license and support the IBS V-5, Abraxsys and IBS-90 software products of the Company worldwide, except for the Americas with respect to IBS-90.

On or about October 24, 1997, MTi Trading Systems Limited was sold to a third
party for an undisclosed amount.   There is no guarantee that the Company will
be entitled to any dividend from the proceeds of such sale.

Effective December 15, 1997, the Company contracted with Garg Data International, Inc. ("GDI"), a Newport Beach, California corporation, to deliver maintenance and other services to its clients in North America. The Company is entitled to a portion of profits realized on the current and future business of GDI with the Company's clients.


Comparison of Fiscal Quarters
                                       18

Revenues and costs decreased substantially from the three month period ended October 31, 1996, largely as a result of the Company's not consolidating the results of the UK Subsidiaries in the quarter ended July, 1997, and not consolidating the results of MTi Trading Systems Limited and MTi Holding (UK) Limited in the quarter ended October 31, 1997. Results of ABS for the period of July 22, 1997 to October 31, 1997 are included in these consolidated financial statements.

As a result of management's efforts to improve operations, the Company's subsidiaries in the US and the Far East lost approximately $93,000 on approximately $693,000 of revenue for the three months ended October 31, 1997, as compared to a loss of $197,000 on $661,000 of revenue for the three months ended October 31, 1996. ABS, the Company's new subsidiary in the UK lost approximately $541,000 on $877,000 of revenue for the three months ended October 31, 1997. Management believes that such results in the first three months of operation of ABS may not be a good indication of its future performance. The Company's French subsidiary lost approximately $424,000 on $263,000 of revenue for the three months ended October 31, 1997. Management is assessing significant measures to prevent the recurrence of such losses in its French operation. Management believes that it needs to expand its operation significantly with profitable operating subsidiaries to insure the groups' viability and profitability. It has completed the first steps toward that goal by acquiring certain assets of Winter Partners Limited through its ABS subsidiary and resuming its back office software operation world-wide. More measures are still necessary as the current operations are not yet all performing as expected and are insufficient to support corporate overhead.

The company incurs expenses in British pounds, Singapore dollars, US dollars, and French francs. Similarly, revenues are invoiced in a variety of currencies,

                                       19
the most significant of which are British pounds, US dollars, and French francs. The company does not engage in any hedging activities.

The company is not aware of any current or expected future impact as a result of new tax laws or the issuance of FASB statements.


Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which superseded APB Opinion No. 15, "Earnings Per Share", was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structure on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for the fiscal year ending April 30, 1998; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than if measured under APB No. 15.

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosure about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not determined the impact of SFAS 130 on its financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those

                                       20
companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter ending July 31, 1998.


Liquidity and Capital Resources

On December 3, 1997, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company of its decision to delete the Company's securities from the Nasdaq SmallCap Market effective close of business, December 3, 1997. Nasdaq based their decision on the Company's not meeting the capital and surplus requirements after excluding acquired pre-paid advertising from the Company's consolidated balance sheet; on the belief that the Company's proposed reverse split would not allow it to maintain a $1.00 bid price to meet the new continued listing requirements; and on general public interest and investor protection grounds. Effective opening of business, December 4, 1997, the Company's common equity was traded on the electronic bulletin board.

The Company had approximately $3,699,000 of convertible debt as of October 31, 1997. $1,380,000 of that convertible debt matured on July 31, 1997 and was not paid or converted into common equity pursuant to its terms. The balance of the convertible notes mature on December 31, 1997. There is substantial doubt that the Company will be able to re-schedule or pay such notes on maturity. There is no guarantee that the common stock of the Company will trade at a price such that there would enough authorized capital to convert such debt at maturity even if the Board of Directors effects a 30 to 1 reverse split.

On November 21, 1997, the shareholders authorized the Board of Directors of the Company to effect a reverse split of the shares issued and outstanding in the

                                       21
ratio of from one to ten to one to thirty, while maintaining the 200,000,000 share authorized capital. Effecting such a reverse split would enable the Company to issue shares in conversion of outstanding convertible debt and to seek other funding sources. There is no guarantee that the Company's stock will trade at a price such that there would be enough authorized capital to convert all outstanding convertible debt.

On August 15, 1997, the Company entered into an agreement with Access America, Inc. ("Access") to purchase advertising time on certain networks with a fair market value of $4,000,000. The Company agreed to issue Access 2,000,000 shares of common stock valued at $2.00 per share and further agreed to issue Access additional shares of common stock if the company's common stock is traded below $2.00 per share on August 11, 1998, such that the total value of the shares issued and issuable to Access shall be $4,000,000. There is no guarantee that the Company's stock will trade at a price such that there would be enough authorized capital to issue such additional shares at that time. Based on the closing stock price at October 31, 1997 of $0.078, the Company would be obligated to issue approximately 50,000,000 additional shares to Access.

In addition, the shareholders approved the creation of a preferred class of stock and authorized the Board of Directors of the Company to designate the rights, terms and preference of each issuance of preferred stock. The shareholders authorized 20,000,000 shares of preferred stock with no stated par value.

At October 31, 1997 the Company had a positive working capital of approximately $114,000 as compared to a working capital deficiency of $3,513,000 at April 30, 1997. Excluding the pre-paid advertising time discussed above, the Company would have had a working capital deficiency of approximately $3,886,000 at October 31, 1997. There is substantial doubt that the Company will be able to meet its current obligations when they come due.
                                       22

During the quarter ended October 31, 1997, the Company issued 11,333,333 shares of common stock in compensation for services, partially for pre-paid services. In addition the Company issued 11,000,000 for a cash consideration of approximately $625,000.

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




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 27. Financial Data Schedule, incorporated by reference to Exhibit 10-27 to the
          Company's quarterly report on Form 10-QSB dated December 22, 1997.

The Company did not file any current report on Form 8-K during the quarter ended October 31, 1997.
                                   SIGNATURE

                                       23

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Dated:  New York, New York
December 22, 1997


                              Management Technologies, Inc.
                              (Registrant)



                              By:  /s/ Patrick Huguenin
                                      ----------------------


                                   Patrick Huguenin
                                   Chief Financial Officer